Form 10-Q
period 2013-03-31
SHENGDATECH LIQUIDATING TRUST
filed 2013-05-20
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54945

SHENGDATECH LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Nevada	30-6327638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

c/o Alvarez & Marsal Holdings, LLC, 100 Pine Street, Suite 900, San Francisco, California 94111
(Address of principal executive offices) (Zip Code)

N/A
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 20, 2013
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

SHENGDATECH LIQUIDATING TRUST

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting our anticipated financial position.

As used in this Form 10-Q, “we,” “us,” and “our” refer to ShengdaTech Liquidating Trust which is also sometimes referred to as the “Trust.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING

STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

March 31, 2013 and December 31, 2012

(Liquidation Basis)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2,422,241	$2,855,771
Restricted Cash	866,016	866,016
Professional retainers	266,000	291,000
Total assets	3,554,257	4,012,787

Liabilities
Payables and accrued liabilities	631,869	356,043
Estimated costs to complete liquidation	2,584,749	2,410,000
Total liabilities	3,216,618	2,766,043

Net assets in liquidation	$337,639	$1,246,744

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Liquidation Basis)

Net assets in liquidation - December 31, 2012	$1,246,744

Decreases in net assets:
Amortization of professional retainers	(10,066)
Administrative expenses and professional fees paid	(448,464)
Accrued administrative expenses and professional fees	(275,826)
Changes in estimated costs to complete liquidation	(174,749)
Decrease in net assets in liquidation	(909,105)

Net assets in liquidation - March 31, 2013	$337,639

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The ShengdaTech Liquidating Trust (the “Trust”) was formed pursuant to the First Amended Chapter 11 Plan of Reorganization (the “Plan”) of ShendgaTech, Inc. (the “Debtor” or “Company”). The Plan was confirmed on October 02, 2012 and became effective on October 17, 2012 (the “Effective Date”).

On the Effective Date, the Company automatically transferred to the Trust all of its right, title, and interest in and to all of the Trust Assets (defined to include all assets of the Company, including, without limitation, (i) cash in the Company’s bank account on the Effective Date, (ii) the Company’s equity interests in Faith Bloom Limited (“Faith Bloom”), a company formed under the laws of the British Virgin Islands, (iii) all claims held by the Company against Faith Bloom and Faith Bloom’s subsidiaries (the “PRC Subsidiaries”), (iv) the Company’s interest in certain directors and officers insurance policies, if transferable, and the proceeds thereof, (v) all Claims and causes of action held by the Company and (vi) any other assets of the Company that are recovered by the Trust and the proceeds thereof). The Trust will distribute the proceeds that are obtained from the Trust Assets to the Trust Beneficiaries (defined to include holders of Claims and Equity Interests under the Plan), in accordance with the distribution procedures and priorities set forth in the Plan.

Unlike an operating company, the Trust has no officers, directors or employees. Rather, the Trust is administered by the Liquidating Trustee, with consultation from the Liquidating Trust Advisory Board from time to time. The Trust does not engage in the conduct of a trade or business and is restricted from doing so based upon provisions of the Internal Revenue Code. The Trust also has no shareholders. It does have holders of beneficial interests in the Trust. Such holders include all creditors and former shareholders of the Company.

In accordance with the Trust Agreement and the Plan, the Trust, in its discretion, will pursue the Company’s outstanding litigation in the People’s Republic of China (the “PRC”), pursue any other litigation (including against former officers and directors), hold and ultimately sell the Company’s shares of Faith Bloom, execute, process and facilitate available distributions to holders of claims (“Claims”) and equity interests (“Equity Interests”) under the Plan, and resolve disputed Claims and Equity Interests. The Trust remains subject to the jurisdiction of the Bankruptcy Court through the term of its existence.

BASIS OF PRESENTATION

These financial statements include the accounts of the Trust. The Trust’s investments in certain wholly-owned entities are included in these financial statements at their estimated fair value since the Trust hopes to liquidate the investment by obtaining control of the businesses and selling them as going concerns.

These financial statements have been prepared based on the liquidation basis of accounting, accordingly assets and liabilities have been recorded at estimated fair values. In accordance with the liquidation basis of accounting, the financial statements reflect the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests.

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at March 31, 2013 was entirely held in cash.

TRUST ASSETS

The net assets of the Trust are carried at estimated fair values. The primary assets of the Trust, which were transferred from the Debtor, are cash and shares in Faith Bloom.

Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the following entities formed under the laws of the PRC: Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize”), Shandong Bangsheng Chemical Co., Ltd. (“Shandong Bangsheng”), Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize”), Zibo Jiaze Nanomaterials Co., Ltd. (“Zibo Jiaze”) and Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong,” and together with Shandong Haize, Shandong Bangsheng, Shaanxi Haize, Zibo Jiaze, the “PRC Subsidiaries”). While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries have been thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust has pending litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. Since the Chinese authorities currently do not recognize the Company’s or the Trust’s legitimate status as legal representatives of the PRC Subsidiaries, the Trust does not have legal or operational control over the PRC Subsidiaries and is unable to sell or liquidate the related assets. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity it is not practical to estimate its fair value.

In addition to the assets described above, the Trust also holds certain contingent asset claims, such as claims against the former Directors and Officers of the Debtor, and claims against former accountants and other professionals. Because of the significant uncertainties associated with estimating the probability and timing of cash flows related to these claims, it is not practical to estimate their fair value. There can be no assurance that the Trust will realize any value of such contingent asset claims.

The fair value of Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known.

OTHER LIQUIDATION LIABILITEIS

Accounts payable and accrued liabilities are reflected at their estimated settlement amounts which in the opinion of the Trust approximate their fair value.

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represents the estimated cash costs of operating the Trust through December 31, 2013. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

INCOME TAXES

The Trust is treated as a grantor trust and not a corporation. Accordingly, any income or loss of the Trust will not be taxable to the Trust but will be taxable to the holders of beneficial interests in the Trust, as if such holders had themselves realized the income or loss from their pro rata interest in the Trust assets.

USE OF ESTIMATES

Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets and liabilities have been recorded at their estimated fair values. Given there is inherent uncertainty in the valuation process, the amounts actually realized or settled could be materially different from those reflected in the accompanying consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Trust’s consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of March 31, 2013 the cash balance was $3,288,257. Of this balance $2,343,874 was generally available cash held in the United States, and $866,016 was in the same US account but has restricted uses (Note 3), and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. RESTRICTED CASH

Restricted Cash includes amounts relating to the Debtor's Motion for Entry of Order Pursuant to Bankruptcy Rule 9019 filed with the Court and the Implementation Agreement filed under seal both on July 13, 2012.  See United States Bankruptcy Court District of Nevada, case no. 11-52649, docket nos. 551, 554, 555 and 607.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of March 31, 2013 three of these professional services firms kept retainers pursuant to their engagement letters totaling $266,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

5. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values. Other than cash and the professional retainers, the Trust also holds 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

The Debtor and the Trust’s attempts to exercise control over the PRC Subsidiaries have been thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust has pending litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. Since the Chinese authorities currently do not recognize the Company’s or the Trust’s legitimate status as legal representatives of the PRC Subsidiaries, the Trust does not have legal or operational control over the PRC Subsidiaries and is unable to sell or liquidate the related assets. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity it is not practical to estimate its fair value.

6. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $631,869 consist primarily of incurred but unpaid professional fees and expenses. Of this balance, $364,628 will be paid with the Trust’s restricted cash.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of March 31, 2012 the estimate of costs to complete the liquidation of the Trust Assets is $2,584,749 and such amount represents the estimated costs of operating the Trust through December 31, 2013. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then the Trust has not received any net cash proceeds. Conversely between October 17, 2012 (inception) and March 31, 2013, the Trust paid out $1,733,674 to various Trust creditors including, $683,196 for Trust operating expenses and $1,054,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities. During this same period total professional retainers decreased by $15,000.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through March 31, 2013, A&M has been paid $133,381 and has estimated unpaid fees and expenses of $102,373, which is included in payables and accrued liabilities.

11. SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview of Trust

The Trust was established pursuant to the First Amended Chapter 11 Plan of Reorganization, as Modified (the “Plan”), dated as of August 30, 2012, of ShengdaTech, Inc. (“SDTH” or the “Debtor”), which was confirmed by order of the United States Bankruptcy Court for the District of Nevada. The Trust became effective on October 17, 2012, the Plan’s effective date (the “Effective Date”). Any capitalized terms used herein and not otherwise defined will have those meanings set forth in the Plan.

The Trust is created on behalf of, and for the benefit of, the Liquidating Trust Beneficiaries, with an initial term of three years, subject to extension with approval of the Bankruptcy Court, and is intended to qualify as a “liquidating trust” for federal income tax purposes. The Liquidating Trust Beneficiaries are the holders of claims and equity interests under the Plan. The beneficial interests in the Trust (the “Trust Interests”) are not transferable except by will, intestate succession or operation of law.

The Plan provides that the Trust will wind-down the Debtor’s affairs and make periodic and final distributions of the proceeds of the Liquidating Trust Assets in accordance with the terms of the Plan. As set forth in the Plan, the Liquidating Trust Assets include all of the assets of the Debtor, including, without limitation, (i) cash in the Debtor’s bank account on the Effective Date, (ii) the Debtor’s equity interests in its wholly-owned subsidiary, Faith Bloom Limited (“Faith Bloom”), (iii) all claims held by the Debtor against Faith Bloom and Faith Bloom’s subsidiaries, Shandong Haize Nanomaterials Co., Ltd., Shandong Bangsheng Chemical Co., Ltd., Shaanxi Haize Nanomaterials Co., Ltd., Zibo Jiaze Nanomaterials Co., Ltd. and Anhui Yuanzhong Nanomaterials Co., Ltd (the “PRC Subsidiaries”), (iv) the Debtor’s interest in certain directors and officers insurance policies, if transferable, and the proceeds thereof, (v) all claims and causes of action held by the Debtor, and (vi) any other assets of the Debtor that are recovered by the Trust and the proceeds thereof.

The Plan establishes, among other things, that the Trust will pursue litigation against the PRC Subsidiaries and prosecute certain other causes of action, hold and ultimately sell Faith Bloom’s shares in the PRC Subsidiaries, pursue any objections to claims or equity interests, execute the provisions governing distributions to holders of allowed claims or allowed equity interests and facilitate the process for resolving disputed claims or disputed equity interests filed against the Debtor.

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of March 31, 2013 and for the three months ended March 31, 2013 and the notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

This discussion and analysis of the Trust’s net assets in liquidation and changes in net asset in liquidation are based upon the Trust’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these consolidated financial statements, the Trust is required to make estimates and assumptions that affect the reported amounts of assets at estimated fair value, the reported liquidation liabilities, the estimated liquidating costs, the resolution of current and potential litigation and the fair value of and related disclosure of contingent assets and liabilities. On an on-going basis the Trust evaluates and updates its estimates and assumptions. The Trust bases its estimates and assumptions on historical experience and on various other assumptions that the Trust believes are reasonable under the circumstances. The results for the basis for making judgments about the fair values of assets and liquidation liabilities are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

From December 31, 2012 to March 31, 2013, net assets in liquidation declined by $909,105 due to an increase in the estimated costs to complete the liquidation. During the period the Trust made payments on costs to complete the liquidation. There was no increase in Trust assets and the Trust did not make any distributions to holders of Trusts Interests.

As of March 31, 2013, the Trust’s cash and cash equivalents (including restricted cash) totaled $3,288,257. At the same date, the Trust had accrued liabilities of $631,869 and estimated costs to complete the liquidation of $2,584,749. From December 31, 2012, the estimated cost to compete the liquidation increased by $174,749. Since December 31, 2012, costs of $691,267 have been incurred and estimated costs increased by $866,016.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Critical Accounting Estimates

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets and liabilities have been recorded at their estimated fair values. Given that there is inherent uncertainty in the valuation process, the amounts actually realized or settled could be materially different from those reflected in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments relating to any of the Trust’s ongoing legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.1	Interactive Data File**

* Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGDATECH LIQUIDATING TRUST

Dated: May 20, 2013	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Financial Officer and Principal Accounting Officer)
15