Form 10-Q
period 2013-06-30
SHENGDATECH LIQUIDATING TRUST
filed 2013-08-14
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2013
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

2

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

June 30, 2013 and December 31, 2012

(Liquidation Basis)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$1,960,873	$2,855,771
Restricted Cash	501,388	866,016
Professional retainers	266,000	291,000
Total assets	2,728,261	4,012,787

Liabilities
Payables and accrued liabilities	475,956	356,043
Estimated costs to complete liquidation	2,103,500	2,410,000
Total liabilities	2,579,456	2,766,043

Net assets in liquidation	$148,805	$1,246,744

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

(Liquidation Basis)

	For the three months ended June 30, 2013 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
(Decreases) Increases in net assets:
Amortization of professional retainers	$-	$(10,066)
Administrative expenses and professional fees paid	(825,996)	(1,274,460)
Accrued administrative expenses and professional fees	155,913	(119,913)
Changes in estimated costs to complete liquidation	481,249	306,500
Decrease in net assets in liquidation	(228,834)	(1,097,939)

Net assets in liquidation - Beginning of the period	337,639	1,246,744

Net assets in liquidation – Ending of the period	$148,805	$148,805

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at June 30, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three and six months ended June 30, 2012 are not necessarily indicative of the changes in net assets that may be expected for the full year.

The Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim financial statements should be read in conjunction with the Trust’s financial statements for the year ended December 31, 2012 included in Form 10 filed on April 30, 2013.

These financial statements have been prepared based on the liquidation basis of accounting. Accordingly, the Trust Administrator is required to make estimates and assumptions that affect the reported amounts of assets at net realizable value and liabilities at anticipated settlement amounts, and the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests. These estimates are subject to change.

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at June 30, 2013 was entirely held in cash.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represents the estimated cash costs of operating the Trust through March 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of June 30, 2013 the cash balance was $2,462,261. Of this balance $1,882,506 was generally available cash held in the United States, $501,388 was in the same US account but has restricted uses (Note 3), and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. RESTRICTED CASH

Restricted Cash includes amounts relating to the Debtor's Motion for Entry of Order Pursuant to Bankruptcy Rule 9019 filed with the Court and the Implementation Agreement filed under seal both on July 13, 2012.  See United States Bankruptcy Court District of Nevada, case no. 11-52649, docket nos. 551, 554, 555 and 607.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of June 30, 2013 three of these professional services firms kept retainers pursuant to their engagement letters totaling $266,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

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

6. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $475,956 consist primarily of incurred but unpaid professional fees and expenses. Of this balance an estimated $205,000 will be paid with the Trust’s restricted cash.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of June 30, 2013, the estimate of costs to complete the liquidation of the Trust Assets is $2,103,500 and such amount represents the estimated costs of operating the Trust through March 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then the Trust has not received any net cash proceeds. Conversely between October 17, 2012 (inception) and June 30, 2013, the Trust paid out $2,559,670 to various Trust creditors including, $1,509,192 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through June 30, 2013, A&M has been paid $274,501 and has estimated unpaid fees and expenses of $85,000, which is included in payables and accrued liabilities.

11. SUBSEQUENT EVENTS

The Company has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

This discussion and analysis of the Trust’s net assets in liquidation and changes in net asset in liquidation are based upon the Trust Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these consolidated financial statements, the Trust is required to make estimates and assumptions that affect the reported amounts of assets at estimated fair value, the reported liquidation liabilities, the estimated liquidating costs, the resolution of current and potential litigation and the fair value of and related disclosure of contingent assets and liabilities. On an on-going basis the Trust evaluates and updates its estimates and assumptions. The Trust bases its estimates and assumptions on historical experience and on various other assumptions that the Trust believes are reasonable under the circumstances. The basis for making judgments about the fair value of assets and liquidation liabilities is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

From December 31, 2012 to June 30, 2013, net assets in liquidation declined by $1,097,938 due to an increase in the estimated costs to complete the liquidation. During this period the Trust made payments on costs to complete the liquidation. There was no increase in Trust assets and the Trust did not make any distributions to holders of Trust Interests.

From March 31, 2013 to June 30, 2013, net assets in liquidation declined by $188,834 due primarily to an increase in the anticipated costs and timing to complete the liquidation. The anticipated duration of the liquidation was extended from December 31, 2013 to March 31, 2014. During this period the Trust made payments on cost to complete the liquidation. There was no increase in the Trust assets and the Trust did not make any distributions to holders of Trust Interests.

As of June 30, 2013, the Trust’s cash and cash equivalents (including restricted cash) totaled $2,462,261. At the same date, the Trust had accrued liabilities of $475,956 and estimated costs to complete the liquidation of $2,103,500. Since December 31, 2012, costs of $1,404,439 have been incurred and estimated costs increased by $1,097,938.

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

Recently Issued Accounting Pronouncements

The FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

1.	Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize”)

On December 22, 2011, Faith Bloom, through its Chinese counsel, the Jun He Law Offices (“Jun He”), filed a Statement of Claims with the Intermediate People’s Court of Xianyang, Shaanxi Province (the “Xianyang Court”). Defendants listed in the Statement of Claims include Li Fu, the former general manager and former legal representative of Shaanxi Haize, Ma Zhaowei, a former director of Shaanxi Haize, Chen Xukui, a former director of Shaanxi Haize and Li Shujin, a former director of Shaanxi Haize (Li Fu, Ma Zhaowei, Chen Xukui, and Li Shujin collectively, the “Shaanxi Haize Defendants”).

The Statement of Claims’ demands for relief are: (i) the immediate cessation of the Shaanxi Haize Defendants’ infringement of Shaanxi Haize’s interests; (ii) transfer of all Shaanxi Haize seals, licenses (including business license), financial records, lists of assets, certificates of ownership, employment records, and other records to Faith Bloom; (iii) the Shaanxi Haize Defendants’ assistance in amending records maintained at the applicable Administrations of Industry and Commerce (the “AIC”), including assistance in the registration of a new general manager and legal representative appointed by Faith Bloom; and (iv) litigation costs.

The hearing before the Xianyang Court took place on January 24, 2013 and a verdict was issued on April 24, 2013. The verdict held in favor of Faith Bloom on demands (i), (ii) and (iii), referenced above. In early June 2013, Jun He was notified by the Xianyang Court of Li Fu’s appeal of the Xianyang Court’s verdict. Li Fu’s appeal is pending with no date set for the appeal hearing.

2.	Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize”)

On March 19, 2012, Faith Bloom, through its Chinese counsel, filed a Statement of Claims against Du Lei, the former general manager and former legal representative of Shandong Haize, with the Intermediate People’s Court of Tai’an, Shandong Province (the “Tai’an Court”).

The Statement of Claims’ demands for relief are: (i) the immediate cessation of Du Lei’s illegal possession and control of Shandong Haize chops, licenses and certificates; (ii) the return of Shandong Haize chops, certificates, and licenses to Faith Bloom; (iii) Du Lei’s assistance in amending records maintained at the applicable AIC, including assistance in the registration of a new general manager and legal representative appointed by Faith Bloom; and (iv) litigation costs.

On May 22, 2013, Du Lei filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Du Lei’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Du Lei’s appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shangdong Province Highest People’s Court.

3.	Shandong Bangsheng Chemical Co., Ltd. (“Shandong Bangsheng”)

On March 19, 2012, Faith Bloom, through its Chinese counsel, filed a Statement of Claims against Chen Xukui, the former general manager and former legal representative of Shandong Bangsheng, with the Tai’an Court.

The Statement of Claims’ demands for relief are: (i) the immediate cessation of Chen Xukui’s illegal possession and control of Shandong Bangsheng chops, licenses and certificates; (ii) the return of Shandong Bangsheng chops, certificates, and licenses to Faith Bloom; (iii) Chen Xukui’s assistance in amending records maintained at the applicable AIC, including assistance in the registration of a new general manager and legal representative appointed by Faith Bloom; and (iv) litigation costs.

On May 22, 2013, Chen Xukui filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Chen Xukui’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Chen Xukui’s  appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shangdong Province Highest People’s Court.

4.	Zibo Jiaze Nanomaterials Co., Ltd. (“Zibo Jiaze”)

On July 27, 2012, Faith Bloom, through its Chinese counsel, filed a Statement of Claims with the Zibo New and High Tech Zone Court, Shandong Province (the “Zibo Court”). Defendants listed in the Statement of Claims include Xu Xiqing, the former executive director Zibo Jiaze, Chi Fei, the former general manager and legal representative of Zibo Jiaze, and Zhao Tonglei, the former supervisor of Zibo Jiaze (Xu Xiqing, Chi Fei, and Zhao Tonglei collectively, the “Zibo Jiaze Defendants”).

The Statement of Claims’ demands for relief are: (i) the return of all Zibo Jiaze’s seals, licenses (including business license), and records to Faith Bloom; (ii) the Zibo Jiaze Defendants’ assistance in amending records maintained at the applicable AIC, including assistance in the registration of a new general manager, legal representative, and supervisor appointed by Faith Bloom; and (iii) litigation costs.

The hearing before the Zibo Court took place on May 24, 2013 and the parties are currently awaiting the issuance of the verdict.

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

SHENGDATECH LIQUIDATING TRUST

Dated: August 14, 2013	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Financial Officer and Principal Accounting Officer)

