Form 10-Q
period 2013-09-30
SHENGDATECH LIQUIDATING TRUST
filed 2013-11-14
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2013
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

September 30, 2013 and December 31, 2012

(Liquidation Basis)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$1,968,443	$2,855,771
Restricted Cash	-	866,016
Professional retainers	256,000	291,000
Total assets	2,224,443	4,012,787

Liabilities
Payables and accrued liabilities	162,051	356,043
Estimated costs to complete liquidation	1,913,587	2,410,000
Total liabilities	2,075,638	2,766,043

Net assets in liquidation	$148,805	$1,246,744

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

(Liquidation Basis)

	For the three months ended September 30, 2013 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
(Decreases) Increases in net assets:
Amortization of professional retainers	$(10,000)	$(20,066)
Administrative expenses and professional fees paid	(493,818)	(1,768,278)
Accrued administrative expenses and professional fees	313,905	193,992
Changes in estimated costs to complete liquidation	189,913	496,413
Decrease in net assets in liquidation	-	(1,097,939)

Net assets in liquidation - Beginning of the period	148,805	1,246,744

Net assets in liquidation – End of the period	$148,805	$148,805

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

In accordance with the Trust Agreement and the Plan, the Trust, in its discretion, will pursue the Company’s outstanding litigation in the People’s Republic of China (the “PRC”); pursue any other litigation (including against the Company’s former officers, directors and auditors); hold and ultimately sell the Company’s shares in Faith Bloom; execute, process and facilitate available distributions to holders of claims (“Claims”) and equity interests (“Equity Interests”) under the Plan; and resolve disputed Claims and Equity Interests. The Trust remains subject to the jurisdiction of the Bankruptcy Court through the term of its existence.

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at September 30, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three and nine months ended September 30, 2013 are not necessarily indicative of the changes in net assets that may be expected for the full year.

The Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim financial statements should be read in conjunction with the Trust’s financial statements for the year ended December 31, 2012 included in Form 10 filed on April 30, 2013.

These financial statements have been prepared based on the liquidation basis of accounting. Accordingly, the Trust is required to make estimates and assumptions that affect the reported amounts of assets at net realizable value and liabilities at anticipated settlement amounts, and the estimated costs of liquidating the assets and distributing the proceeds to holders of beneficial interests. These estimates are subject to change.

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at September 30, 2013 was entirely held in cash.

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

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries have been thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust has pending litigation in China to obtain legal control over the PRC Subsidiaries as well as to obtain possession of the books and records. Since the Chinese authorities currently do not recognize the Company’s or the Trust’s newly appointed legal representatives of the PRC Subsidiaries, the Trust does not have legal or operational control over the PRC Subsidiaries and is unable to sell or liquidate the related assets. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity, it is not practical to estimate its fair value.

In addition to the assets described above, the Trust also holds certain contingent asset claims, such as claims against the former directors and officers of the Debtor and claims against former auditors of the Debtor. Because of the significant uncertainties associated with estimating the probability and timing of cash flows related to these claims, it is not practical to estimate their fair value. There can be no assurance that the Trust will realize any value of such contingent asset claims.

The fair value of Trust Assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known.

OTHER LIQUIDATION LIABILITEIS

Accounts payable and accrued liabilities are reflected at their estimated settlement amounts which, in the opinion of the Trust, approximate their fair value.

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represent the estimated cash costs of operating the Trust through March 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The ASU requires an organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Trust’s financial position and results of operations.

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of September 30, 2013, the cash balance was $1,968,443. Of this balance, $1,890,076 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control. During the reporting period, the Trust exhausted the cash which was previously held in the US account and had restricted uses (Note 3).

3. RESTRICTED CASH

Restricted Cash includes amounts relating to the Debtor's Motion for Entry of Order Pursuant to Bankruptcy Rule 9019 filed with the Court on July 13, 2012 and the Implementation Agreement filed under seal with the Court on July 13, 2012.  See United States Bankruptcy Court District of Nevada, case no. 11-52649, docket nos. 551, 554, 555 and 607.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of September 30, 2013, two of these professional services firms kept retainers pursuant to their engagement letters totaling $256,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

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

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries have been thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust has pending litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. Since the Chinese authorities currently do not recognize the Company’s or the Trust’s newly appointed legal representatives of the PRC Subsidiaries, the Trust does not have legal or operational control over the PRC Subsidiaries and is unable to sell or liquidate the related assets. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity, it is not practical to estimate its fair value.

6. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $162,051 consist primarily of incurred but unpaid professional fees and expenses.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of September 30, 2013, the estimate of costs to complete the liquidation of the Trust Assets is $1,913,587 and such amount represents the estimated costs of operating the Trust through March 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then, the Trust has not received any net cash proceeds. Conversely, between October 17, 2012 (inception) and September 30, 2013, the Trust paid out $3,038,488 to various Trust creditors, including $1,988,010 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through September 30, 2013, A&M has been paid $274,501 and has estimated unpaid fees and expenses of $104,020, which is included in payables and accrued liabilities.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

This discussion and analysis of the Trust’s net assets in liquidation and changes in net asset in liquidation are based upon the Trust Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these consolidated financial statements, the Trust is required to make estimates and assumptions that affect the reported amounts of assets at estimated fair value, the reported liquidation liabilities, the estimated liquidating costs, the resolution of current and potential litigation and the fair value of and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates and updates its estimates and assumptions. The Trust bases its estimates and assumptions on historical experience and on various other assumptions that the Trust believes are reasonable under the circumstances. The basis for making judgments about the fair value of assets and liquidation liabilities is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

From December 31, 2012 to September 30, 2013, net assets in liquidation declined by $1,097,939 due to an increase in the estimated costs to complete the liquidation. During this period, the Trust made payments on costs to complete the liquidation. There was no increase in Trust assets and the Trust did not make any distributions to holders of Trust Interests.

From June 30, 2013 to September 30, 2013, net assets in liquidation remains unchanged. During the reporting period the Trust made payments on cost to complete the liquidation and the anticipated costs to complete the liquidation changed only by the amount of these costs that were paid. There was no increase in the Trust Assets and the Trust did not make any distributions to holders of Trust Interests.

As of September 30, 2013, the Trust’s cash and cash equivalents totaled $1,968,443. At the same date, the Trust had accrued liabilities of $162,051 and estimated costs to complete the liquidation of $1,913,587. Since December 31, 2012, costs of $1,950,393 have been incurred and estimated costs increased by $1,097,939.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The Statement of Claims’ demands for relief are: (i) the immediate cessation of the Shaanxi Haize Defendants’ infringement of Shaanxi Haize’s interests; (ii) transfer of all Shaanxi Haize’s seals, licenses (including business license), financial records, lists of assets, certificates of ownership, employment records, and other records to Faith Bloom; (iii) the Shaanxi Haize Defendants’ assistance in amending records maintained at the applicable Administrations of Industry and Commerce (the “AIC”), including assistance in the registration of a new general manager and legal representative appointed by Faith Bloom; and (iv) litigation costs.

The hearing before the Xianyang Court took place on January 24, 2013 and a verdict was issued on April 24, 2013. The verdict held in favor of Faith Bloom on demands (i), (ii) and (iii), referenced above. In early June 2013, Jun He was notified by the Xianyang Court of Li Fu’s appeal of the Xianyang Court’s verdict. Appellate proceedings took place before the Shaanxi Province Highest People’s Court on October 9, 2013. As a result of Li Fu’s failure to appear, however, the appellate hearing was postponed.

2.	Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize”)

On March 19, 2012, Faith Bloom, through Jun He, filed a Statement of Claims against Du Lei, the former general manager and former legal representative of Shandong Haize, with the Intermediate People’s Court of Tai’an, Shandong Province (the “Tai’an Court”).

The Statement of Claims’ demands for relief are: (i) the immediate cessation of Du Lei’s illegal possession and control of Shandong Haize’s chops, licenses and certificates; (ii) the return of Shandong Haize’s chops, certificates, and licenses to Faith Bloom; (iii) Du Lei’s assistance in amending records maintained at the applicable AIC, including assistance in the registration of a new general manager and legal representative appointed by Faith Bloom; and (iv) litigation costs.

On May 22, 2013, Du Lei filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Du Lei’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Du Lei’s appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. It is anticipated that the Shandong Province Highest People’s Court will make a determination with respect to jurisdiction by December 31, 2013.

3.	Shandong Bangsheng Chemical Co., Ltd. (“Shandong Bangsheng”)

On March 19, 2012, Faith Bloom, through Jun He, filed a Statement of Claims against Chen Xukui, the former general manager and former legal representative of Shandong Bangsheng, with the Tai’an Court.

The Statement of Claims’ demands for relief are: (i) the immediate cessation of Chen Xukui’s illegal possession and control of Shandong Bangsheng’s chops, licenses and certificates; (ii) the return of Shandong Bangsheng’s chops, certificates, and licenses to Faith Bloom; (iii) Chen Xukui’s assistance in amending records maintained at the applicable AIC, including assistance in the registration of a new general manager and legal representative appointed by Faith Bloom; and (iv) litigation costs.

On May 22, 2013, Chen Xukui filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Chen Xukui’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Chen Xukui’s  appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. It is anticipated that the Shandong Province Highest People’s Court will make a determination with respect to jurisdiction by December 31, 2013.

4.	Zibo Jiaze Nanomaterials Co., Ltd. (“Zibo Jiaze”)

On July 27, 2012, Faith Bloom, through Jun He, filed a Statement of Claims with the Zibo New and High Tech Zone Court, Shandong Province (the “Zibo Court”). Defendants listed in the Statement of Claims include Xu Xiqing, the former executive director of Zibo Jiaze, Chi Fei, the former general manager and legal representative of Zibo Jiaze, and Zhao Tonglei, the former supervisor of Zibo Jiaze (Xu Xiqing, Chi Fei, and Zhao Tonglei collectively, the “Zibo Jiaze Defendants”).

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

The hearing before the Zibo Court took place on May 24, 2013 and a verdict was issued on August 10, 2013. The verdict held in favor of Faith Bloom on demands (i) and (ii) referenced above. The Zibo Court is currently in the process of notifying the Zibo Jiaze Defendants of the verdict’s issuance.

5.	Anhui Yuanzhong Nanomaterials Co., Ltd.(“Anhui Yuanzhong”)

On December 23, 2011, Faith Bloom, through Jun He, filed a Statement of Claims against Chen Bo, the former general manager and legal representative of Anhui Yuanzhong, with the Hefei New and High Tech Zone Court, Anhui Province (the “Hefei Court”).

The Statement of Claims’ demands for relief are: (i) the immediate cessation of Chen Bo’s infringement of Anhui Yuanzhong’s interests; (ii) transfer of all Anhui Yuanzhong’s seals, licenses (including business license), financial records, lists of assets, certificates of ownership, employment records, and other records to Faith Bloom; (iii) Chen Bo’s assistance in amending records maintained at the applicable AIC, including assistance in the registration of a new general manager, legal representative, and executive director appointed by Faith Bloom; (iv) transferring control of all the assets of Anhui Yuanzhong, including but not limited to bank deposits, cash, machinery, equipment, raw materials, spare parts, products, vehicles, buildings, and other relevant assets to Faith Bloom; and (v) litigation costs.

The Statement of Claims was accepted by the Hefei Court on the filing date, formally commencing the litigation process. Around the same time, defendant Chen Bo filed an appeal challenging the Hefei Court’s jurisdiction over the action. On May 24, 2012, the Intermediate People’s Court of Hefei, Anhui Province, affirmed the Hefei Court’s finding that the Hefei Court had jurisdiction over the action.

The hearing before the Hefei Court took place on November 12, 2012 and a verdict was issued on December 13, 2012. The verdict held in favor of Faith Bloom on demands (i) and (v), referenced above, and held partially in favor of Faith Bloom on demands (ii) and (iii), referenced above. On April 3, 2013, Jun He was notified by the Hefei Court of Chen Bo’s appeal of the Hefei Court’s verdict. The hearing before the Intermediate People’s Court of Hefei took place on September 4, 2013. The Intermediate People’s Court of Hefei has yet to issue a verdict on the appeal.

6.	ShengdaTech Liquidating Trust v. Hansen, Barnett & Maxwell, P.C. (“Hansen”), Baker Tilly International Limited (“Baker Tilly”), KPMG International Cooperative (“KPMG Int’l”), and KPMG LLP (“KPMG”) (collectively, the “Auditor Defendants”).

On August 15, 2013, the Trust, through its counsel Grant & Eisenhofer P.A., filed a complaint (the “Complaint”) against the Auditor Defendants as an adversary proceeding in the United States Bankruptcy Court for the District of Nevada arising out of the Auditor Defendants’ audits and reviews of the Company’s financial statements from 2007 through 2010. In its Complaint, the Trust asserts claims for professional negligence and malpractice against all of the Auditor Defendants and breach of contract and fraudulent transfer against Hansen. The Complaint seeks judgment awarding (i) compensatory damages in an amount to be proven at trial, (ii) prejudgment interest at the maximum allowable rate, (iii) disgorgement of all fees the Auditor Defendants received in connection with the subject audit and reviews, and (iv) costs of the suit including reasonable attorneys’ and experts’ fees and disbursements.

On September 18, 2013, Defendants KPMG Int’l and KPMG filed a joint motion for withdrawal of the reference (“Motion to Withdraw”) on the grounds, among others, that this case purportedly invokes non-core claims. On September 27, 2013, the Trust filed its opposition to the Motion to Withdraw and the Auditor Defendants filed their reply on October 11, 2013. The Motion to Withdraw is pending before the United States District Court for the District of Nevada.

On October 22, 2013, the Auditor Defendants filed separate motions to dismiss the Complaint claiming that it is deficient as a matter of law. In particular, KPMG and KPMG Int’l claimed that they are not responsible for KPMG Hong Kong’s work product and that the doctrine of in pari delicto bars any claim for professional malpractice. Hansen’s motion to dismiss alleges that the Trust’s claims are barred by the doctrine of in pari delicto, statutes of limitation and Nevada’s comparative negligence statute. The Trust intends to respond to the motions to dismiss on or before the November 26, 2013 response deadline and the Auditor Defendants have until December 17, 2013 to file their replies in support. The motions to dismiss are scheduled to be heard by the Bankruptcy Court on March 26, 2014.

7.	ShengdaTech Liquidating Trust v. KPMG Hong Kong (“KPMG HK”)

On August 15, 2013, the Trust, through its counsel Grant & Eisenhofer P.A., made a demand against KPMG HK for non-binding mediation of its claims that KPMG HK committed (i) professional negligence, (ii) malpractice and (iii) breached its contractual obligations to the Company pursuant to engagement letters between the Company and KPMG HK for audit and other services. In October 2013, KPMG HK agreed to enter into non-binding mediation proceedings with the Trust. No date has been set for the mediation. In the event the mediation is unsuccessful, the Trust intends to file for binding arbitration as contemplated by the parties’ engagement contracts.

8.	ShengdaTech Liquidating Trust v. Chen, et al.

On August 20, 2013, the Trust, through its counsel Maupin, Cox & LeGoy, filed a complaint (the “Complaint”) against Andrew Chen, Xiangzhi Chen and Anhui Guo (collectively, the “Officer Defendants”) arising from certain actions or non-actions they took to the detriment of the Company while serving as executive officers of the Company. In the Complaint, the Trust asserts claims against the Officer Defendants for (i) breaches of their fiduciary duty, (ii) waste of corporate assets, (iii) conversion and (iv) unjust enrichment and seeks judgment for compensatory, general and special damages in an amount to be determined at trial and litigation costs, including attorneys’ fees. The Complaint has not yet been served on the Officer Defendants.

9.	In re ShengdaTech, Inc. Securities Litigation

On October 28, 2013, Plaintiffs Schaul and Yaw, through lead counsel Robbins Geller Rudman & Dowd L.L.P., filed their third amended putative class action complaint (the “Third Amended Complaint”) in the United States District Court for the Southern District of New York. on behalf of all purchasers of the common stock of ShengdaTech between May 6, 2008 and March 15, 2010, against (i) the Company, (ii) certain of the Company’s former officers and directors, and (iii) the Company’s former auditor, KPMG HK. The Third Amended Complaint arises out of alleged misrepresentations in the Company’s SEC filings and other public statements made during the class period and asserts a claim against the Company for the alleged violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereon. While Plaintiffs claim damages against the defendants in an amount to be determined at trial, Plaintiffs’ concede that under the Plan any recovery against the Company is limited to available insurance coverage and proceeds.

The Company was served with the Complaint on October 28, 2013. The Company’s response is due on November 25, 2013. The Court has stayed discovery until further order.

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

SHENGDATECH LIQUIDATING TRUST

Dated: November 14, 2013	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Financial Officer and Principal Accounting Officer)

