Form 10-K
period 2013-12-31
SHENGDATECH LIQUIDATING TRUST
filed 2014-03-28
CIK 1575574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-54945

SHENGDATECH LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Nevada	30-6327638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

c/o Alvarez & Marsal Holdings, LLC, 100 Pine Street, Suite 900, San Francisco, California 94111

(Address of Principal Executive Offices)

N/A

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Interests in the Trust Established
Under the Liquidating Trust Agreement

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐     No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013: $0

Class	Outstanding at January 31, 2014
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

2

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Trust files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Trust’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Unless otherwise indicated, references to “we,” “our,” “us,” the “Trust, or the “Registrant” refer to ShengdaTech Liquidating Trust.

ITEM 1.	BUSINESS

The ShengdaTech Liquidating Trust (the “Trust”) was established pursuant to the First Amended Chapter 11 Plan of Reorganization, as Modified (the “Plan”), dated as of August 30, 2012, of ShengdaTech, Inc. (“SDTH” or the “Debtor”), which was confirmed by order (the “Confirmation Order”) of the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). The Trust was established on October 17, 2012, the Plan’s effective date. Capitalized terms used in this Annual Report but not defined herein shall have the meanings ascribed to such terms in the Plan.

A.	The Trust and the Plan

1.	Overview

The Trust was created on behalf of, and for the benefit of, the Liquidating Trust Beneficiaries, with an initial term of three years, subject to extension with approval of the Bankruptcy Court, and is intended to qualify as a “liquidating trust” for federal income tax purposes. The Liquidating Trust Beneficiaries are the Holders of Claims and Equity Interests under the Plan. The beneficial interests in the Trust (the “Trust Interests”) are not transferable except by will, intestate succession or operation of law.

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

The Plan establishes, among other things, that the Trust will pursue litigation against the PRC Subsidiaries and prosecute certain other Causes of Action (all as discussed more fully in Item 3 below), hold and ultimately sell Faith Bloom’s shares in the PRC Subsidiaries, pursue any objections to Claims or Equity Interests, execute the provisions governing Distributions to Holders of Allowed Claims or Allowed Equity Interests and facilitate the process for resolving Disputed Claims or Disputed Equity Interests Filed against the Debtor.

The Bankruptcy Court has retained exclusive jurisdiction over the Trust and the Liquidating Trust Assets as provided in the Plan, including the determination of all controversies and disputes arising under or in connection with the Trust.

2.	Operations and Management

The Trust was funded by the cash held by the Debtor as of October 17, 2012 (the “Effective Date”) and by the proceeds of the Liquidating Trust Assets. In addition, the Liquidating Trustee has the ability to take out loans, including from Creditors, and to accept investments, including from Creditors, and may agree to repay such Creditors with, inter alia, interest, fees, success fees, bonuses, and/or additional percentage recoveries. The Liquidating Trustee has the authority to negotiate such arrangements and enter into them with the approval of the majority of the Liquidating Trust Advisory Board. The Liquidating Trustee also has the authority to pledge assets to secure loans or investments, as necessary, to fund the Trust’s recovery efforts.

The cash, proceeds of the Liquidating Trust Assets and the proceeds of any loans or other arrangements will be used to fund the Trust’s recovery efforts, including (i) funding the litigation in the PRC against the PRC Subsidiaries, (ii) funding expenses incurred by Faith Bloom subject to the terms of the intercompany note between the Debtor and Faith Bloom, (iii) funding the operations of the PRC Subsidiaries should the Trust ultimately gain control of such subsidiaries, (iv) funding the administration of the Trust and Distributions under the Plan and (v) purchasing insurance.

As of the Effective Date, Michael Kang was appointed as the Liquidating Trustee and will serve in that capacity until the earlier of (i) the date that the Trust is dissolved in accordance with Article 6.2(j) of the Plan, and (ii) the date such Liquidating Trustee resigns, is terminated or is otherwise unable to serve, provided, however, that, in the event that the Liquidating Trustee resigns, is terminated or is unable to serve, then the Bankruptcy Court, upon the motion of any party-in-interest, shall approve a successor to serve as the Liquidating Trustee, and such successor Liquidating Trustee shall serve in such capacity until the Trust is dissolved. The Trust has no employees.

As of the Effective Date, the Liquidating Trust Advisory Board was appointed to consult with the Liquidating Trustee from time to time on various matters as set forth in the Liquidating Trust Agreement. As discussed more fully herein, the actions of the Liquidating Trustee are, in certain circumstances, subject to approval by the Liquidating Trust Advisory Board and/or the Bankruptcy Court

The Liquidating Trust Advisory Board is comprised of CQS (Hong Kong) Limited, acting as investment advisor for and on behalf of CQS Asia Master Fund Limited and CQS Convertible and Quantitative Strategies Master Fund Limited, Daiwa America Strategic Advisors Corporation, Advent Capital Management, LLC, AG OFCON, LLC and Zazove Associates, LLC.

Prior to the creation of the Trust, the Liquidating Trust Advisory Board members (the “Liquidating Trust Advisory Board Members”) were members of the Official Committee of Unsecured Creditors appointed in the Chapter 11 case of SDTH. As part of the Confirmation Order, the Liquidating Trust Advisory Board Members were appointed to the Liquidating Trust Advisory Board as of the Effective Date, and their appointment was approved by the Bankruptcy Court. The Liquidating Trust Advisory Board Members are holders of Class 3 Claims under the Plan and therefore hold Trust Interests in the Trust.

Upon creation of the Trust, Donald Yaw, who is one of the named plaintiffs in a securities class action case filed against SDTH, was a Liquidating Trust Advisory Board Member. Mr. Yaw resigned his position as a Liquidating Trust Advisory Board Member and his position has not been filled.

The Liquidating Trust Advisory Board has the rights and powers set forth in the Liquidating Trust Agreement.

3.	Specific Duties and Responsibilities

The Trust does not have directors or executive officers. The management and executive authority over the Trust resides in the Liquidating Trustee, who is required to consult with the Liquidating Trust Advisory Board in certain circumstances. The Liquidating Trust Agreement provides that, within the limitations set forth therein, and subject to the oversight provisions set forth in the Liquidating Trust Agreement (including the approval rights of the Liquidating Trust Advisory Board set forth in Article 5.4 of the Liquidating Trust Agreement), the responsibilities and authority of the Liquidating Trustee shall include, among other things set forth in Article 3.2 of the Liquidating Trust Agreement, the following (and activities reasonably incidental thereto):

•	holding legal title (on behalf of the Trust as Liquidating Trustee, but not individually) to and administering the Liquidating Trust Assets, including the Causes of Action and any rights held by the Trust in any case or proceeding under the Bankruptcy Code, similar state laws, foreign insolvency laws or otherwise and receiving any distribution therein, in each case, on any terms and conditions as he may determine in good faith based on the best interests of the Liquidating Trust Beneficiaries;

•	protecting and enforcing the rights to the Liquidating Trust Assets vested in the Trust by the Plan by any method deemed appropriate in his reasonable business judgment, including by judicial proceedings or pursuant to any applicable bankruptcy, insolvency, moratorium or similar law and general principles of equity;

•	selling or liquidating the Liquidating Trust Assets subject to Article 6.3 of the Plan;

•	making Distributions as contemplated in the Liquidating Trust Agreement and under the Plan;

•	funding (i) Faith Bloom in furtherance of the efforts of Faith Bloom to gain control of the PRC Subsidiaries and (ii) the PRC Subsidiaries once Faith Bloom gains control thereof;

•	pledging the assets of the Debtor, Faith Bloom and/or the PRC Subsidiaries to secure loans or back guaranty obligations in connection with the ongoing litigation in the PRC or otherwise;

•	calculating and implementing Distributions to the Liquidating Trust Beneficiaries in accordance with the Plan and the Liquidating Trust Agreement;

•	taking such actions as are necessary to pursue, prosecute, resolve or compromise, as appropriate, all Causes of Action;

•	implementing, enforcing, or discharging all of the terms, conditions, and all other provisions of, and all duties and obligations under, the Plan, the Confirmation Order, and the Liquidating Trust Agreement;

•	taking such actions as are necessary to wind down the Debtor, including, without limitation, filing tax returns and taking any actions necessary to dissolve the Debtor under Nevada law; and

•	taking such other actions as are necessary and reasonable to carry out the purposes of the Liquidating Trust.

The Trust has no Board of Directors, no Audit Committee, and no director serving as a designated financial expert, as the Trust is a limited-purpose entity with a narrowly specified purpose, limited life, and minimal staffing. The actions of the Liquidating Trustee are prescribed by the Liquidating Trust Agreement, and circumscribed by the requirements of the Bankruptcy Code and of the Plan. The Liquidating Trustee periodically reports to the Liquidating Trust Advisory Board as to the status of all material litigation and claim objections and all other material matters affecting the Trust. Additionally, the Liquidating Trustee must submit to the Liquidating Trust Advisory Board for its review and prior approval (by the non-recused members of the Liquidating Trust Advisory Board) before taking any action regarding any of the following matters:

•	The commencement, prosecution, settlement, compromise, withdrawal, or other resolution of any Cause of Action by the Liquidating Trustee where the amount sought to be recovered in the complaint or other document initiating such Cause of Action exceeds $50,000;

•	The sale, transfer, assignment, or other disposition of any non-cash Liquidating Trust Assets having a valuation in excess of $50,000;

•	The abandonment of any non-cash Liquidating Trust Assets having a valuation of at least $50,000;

•	The prosecution of objections to Claims, or the commencement, settlement, compromise, withdrawal, or other resolution of any Disputed Claims, wherein the amount of the asserted Claim exceeds $50,000;

•	The borrowing of any funds by the Liquidating Trustee or the Trust or pledge of any portion of the Liquidating Trust Assets;

•	The selection, retention, or termination of any professional Person or Entity by the Liquidating Trustee after the Effective Date;

•	Any matter which could reasonably be expected to have a material effect on the amount of Distributions to be made by the Liquidating Trustee;

•	The exercise of any right or action set forth in the Liquidating Trust Agreement that expressly requires approval of the Liquidating Trust Advisory Board, unless the applicable provision expressly requires unanimous approval of the Liquidating Trust Advisory Board for the exercise of any such right or action, or as required under the Liquidating Trust Agreement;

•	All investments authorized to be made by the Liquidating Trustee under the Liquidating Trust Agreement;

•	The setting of a Distribution Date or a Distribution Record Date; or

•	Any Distribution to the Liquidating Trust Beneficiaries of cash or other Liquidating Trust Assets.

A proposed action is deemed approved by the Liquidating Trust Advisory Board if such action receives the affirmative vote of a majority of the members of the entire Liquidating Trust Advisory Board then in office.

A unanimous vote (at a meeting or by written consent) of the Liquidating Trust Advisory Board Members is required to remove, with or without cause, the Liquidating Trustee. A Liquidating Trust Advisory Board Member may be removed by the unanimous vote of the other members of the Liquidating Trust Advisory Board only for (I) fraud or willful misconduct in connection with the affairs of the Trust, or (II) cause and shall not be subject to removal without cause.

If a Liquidating Trust Advisory Board Member or its representative does not recuse itself from any matters as to which such Liquidating Trust Advisory Board Member has a conflicting interest, that Liquidating Trust Advisory Board Member and its representative may be recused from such matter by the unanimous vote of the remaining members of the Liquidating Trust Advisory Board that are not recused or that are not required to be recused from the matter. Any action required or permitted to be taken by the Liquidating Trust Advisory Board at a meeting may be taken without a meeting if the action is taken by unanimous written consent of those Liquidating Trust Advisory Board Members not recused or required to be recused as evidenced by one or more written consents describing the action taken, signed by the Liquidating Trust Advisory Board and filed with the minutes or proceedings of the Liquidating Trust Advisory Board.

In a matter in which the Liquidating Trustee cannot obtain direction or authority from the Liquidating Trust Advisory Board, the Liquidating Trustee may file a motion requesting such direction or authority from the Bankruptcy Court.

Pursuant to paragraph 35 of the Confirmation Order and Article 12.1 of the Plan, the Bankruptcy Court continues to maintain jurisdiction over the Trust in all significant matters, including, among other things, jurisdiction to:

•	allow, disallow, determine, subordinate, liquidate, classify, estimate or establish the priority or secured or unsecured status of any Claim or Equity Interest;

•	ensure that all Distributions to Holders of Allowed Claims and Allowed Equity Interests under the Plan and the performance of the provisions of the Plan are accomplished as provided in the Plan and resolve any issues relating to Distributions to Holders of Allowed Claims and Allowed Equity Interests pursuant to the provisions of the Plan;

•	determine and resolve controversies related to the Estate, the Debtor or the Trust from and after the Effective Date; and

•	hear and determine any other matter relating to the Plan.

B.	Claims and Equity Interests

The Plan creates several “Classes” of Claims and Equity Interests, and it is these Holders of Claims and Equity Interests that hold Trust Interests.

On the Effective Date, the Holders of Claims and Interests in Classes 1 through 6 under the Plan were entitled to Trust Interests, which entitled them to those distributions set forth in the Plan. Notwithstanding the foregoing or anything in the Plan to the contrary, on the Effective Date, and subject to the next sentence, the Trust was only required to issue Trust Interests to the Holders of Class 1 Claims, Class 2 Claims or Class 3 Claims. Trust Interests will be issued to the Holders of Claims in Classes 4, 5 and 6 when the Liquidating Trustee determines, with the approval of the Liquidating Trust Advisory Board, that such Holders of Claims in Classes 4, 5 or 6 are entitled to Distributions from the Trust.

C.	Background of Debtor

1.	Corporate Organization

The Debtor was organized as a Nevada corporation on May 11, 2001, under the name Zeolite Exploration Company. On March 31, 2006, the Debtor went public by consummating a share exchange transaction with Faith Bloom and its stockholders. SDTH’s wholly owned subsidiary Faith Bloom is the direct parent company of the PRC Subsidiaries. Other than Shandong Bangsheng Chemical Co., Ltd. which, upon information and belief, is not an operating entity, all of the other PRC Subsidiaries are believed to be operating entities (the “PRC Operating Subsidiaries”). The PRC Operating Subsidiaries manufacture a specialty additive known as nano-precipitated calcium carbonate, which is used in a variety of products to enhance their durability and efficiency and is widely used by the paint, paper, plastic and rubber industries in connection with building materials such as PVC. Neither the Debtor nor Faith Bloom are operating entities.

D.	Employees

The Trust has no employees.

E.	Corporate Information

Our principal offices are located at: c/o Alvarez & Marsal Holdings, LLC, 100 Pine Street, Suite 900, San Francisco, California 94111

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Trust does not have any materially important physical properties.

ITEM 3.	LEGAL PROCEEDINGS

Item 1. Legal Proceedings.

1.	Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize”)

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

 The hearing before the Xianyang Court took place on January 24, 2013 and a verdict was issued on April 24, 2013. The verdict held in favor of Faith Bloom on demands (i), (ii) and (iii), referenced above. In early June 2013, Jun He was notified by the Xianyang Court of Li Fu’s appeal of the Xianyang Court’s verdict. The appellate hearing took place before the Shaanxi Province Highest People’s Court on October 9, 2013. As a result of Li Fu’s failure to appear, however, the appellate hearing was held on December 10, 2013. The Shaanxi Province Highest People’s Court has yet to issue a decision.

On or around March 7, 2014, Jun He received notice that Li Fu had withdrawn his appeal. As a result, the trial court’s verdict is now final and immediately enforceable. Faith Bloom is working through Jun He to enforce the verdict.

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

On May 22, 2013, Du Lei filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Du Lei’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Du Lei’s appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. The Shandong Province Highest People’s Court has yet to make a determination with respect to jurisdiction.

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

On May 22, 2013, Chen Xukui filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Chen Xukui’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Chen Xukui’s  appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. The Shandong Province Highest People’s Court has yet to make a determination with respect to jurisdiction.

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

The hearing before the Zibo Court took place on May 24, 2013 and a verdict was issued on August 10, 2013. The verdict held in favor of Faith Bloom on demands (i) and (ii) referenced above. The Zibo Jiaze Defendants have appealed the Zibo Court verdict. A hearing before the Zibo Intermediate People’s Court, the appellate court took place on March 10, 2014. The Zibo Intermediate People’s Court has yet to issue a decision.

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

The hearing before the Hefei Court took place on November 12, 2012 and a verdict was issued on December 13, 2012. The verdict held in favor of Faith Bloom on demands (i) and (v), referenced above, and held partially in favor of Faith Bloom on demands (ii) and (iii), referenced above. On April 3, 2013, Jun He was notified by the Hefei Court of Chen Bo’s appeal of the Hefei Court’s verdict. The hearing before the Intermediate People’s Court of Hefei took place on September 4, 2013. The Intermediate People’s Court of Hefei, the appellate court, affirmed the Hefei Court’s verdict on December 16, 2013. Faith Bloom is working through its Chinese counsel to enforce the verdict.

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

On September 18, 2013, Defendants KPMG Int’l and KPMG filed a joint motion for withdrawal of the reference (“Motion to Withdraw”) on the grounds, among others, that this case purportedly invokes non-core claims. On November 25, 2013, the Court granted the motion to withdraw and the case was transferred to the Nevada district court (the “Nevada District Court”).

On October 22, 2013, the Auditor Defendants filed separate motions to dismiss the Complaint claiming that it is deficient as a matter of law. In particular, KPMG and KPMG Int’l claimed that they are not responsible for KPMG Hong Kong’s work product and that the doctrine of in pari delicto bars any claim for professional malpractice. Hansen’s motion to dismiss alleges that the Trust’s claims are barred by the doctrine of in pari delicto, statutes of limitation and Nevada’s comparative negligence statute. The Trust filed an omnibus opposition to the motions to dismiss of the Auditor Defendants and on December 17, 2013 the Auditor Defendants filed their replies in support. There has been neither a ruling nor a date set for the hearing on the motions to dismiss.

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the provision of the Settlement Agreement, KPMG HK will pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement is subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions.

On or around March 14, 2014, the Trust and KPMG International and KPMG filed a joint motion to approve the settlement, enter a contribution bar order and for final approval. In connection with that joint motion and for settlement purposes only, the parties also filed a joint motion for joinder and for leave to file an Amended Complaint, seeking to add KPMG HK as a defendant and dismissing Baker Tilly.

In the event that the Court declines to approve the Settlement or KPMG HK exercises its right to terminate the Settlement Agreement if the Court declines to enter a Bar Order, the Trust intends to continue pursuing its claims against KPMG Int’l and KPMG in this lawsuit, together with its claims against Hansen.

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

In October 2013, KPMG HK agreed to enter into non-binding mediation proceedings with the Trust. On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the terms of the Settlement Agreement, KPMG HK will pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement is subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions.

On or around March 14, 2014, the Trust and KPMG International and KPMG filed a joint motion to approve the settlement, enter a contribution bar order and for final approval. In connection with that joint motion for settlement purposes only, the parties also filed a joint motion for joinder and for leave to file an Amended Complaint, seeking to add KPMG HK as a defendant and dismissing Baker Tilly.

In the event that the Court declines to approve the Settlement or KPMG HK exercises its right to terminate the Settlement Agreement if the Court declines to enter a Bar Order, the Trust intends to file for binding arbitration of its claims against KPMG HK as contemplated by the parties’ engagement contracts.

8.	ShengdaTech Liquidating Trust v. Chen, et al.

On August 20, 2013, the Trust, through its counsel Maupin, Cox & LeGoy, filed a complaint (the “Complaint”) against Andrew Chen, Xiangzhi Chen and Anhui Guo (collectively, the “Officer Defendants”) arising from certain actions or non-actions they took to the detriment of the Company while serving as executive officers of the Company. In the Complaint, the Trust asserts claims against the Officer Defendants for (i) breaches of their fiduciary duty, (ii) waste of corporate assets, (iii) conversion and (iv) unjust enrichment and seeks judgment for compensatory, general and special damages in an amount to be determined at trial and litigation costs, including attorneys’ fees. Counsel for the Trust is in the process of serving the Complaint on the Officer Defendants.

9.	In re ShengdaTech, Inc. Securities Litigation

On October 28, 2013, Plaintiffs Schaul and Yaw, through lead counsel Robbins Geller Rudman & Dowd L.L.P., filed their third amended putative class action complaint (the “Third Amended Complaint”) in the United States District Court for the Southern District of New York. on behalf of all purchasers of the common stock of ShengdaTech between May 6, 2008 and March 15, 2010, against (i) the Company, (ii) certain of the Company’s former officers and directors including Mssrs. Mudd and Saidman (the “Independent Directors”), and (iii) the Company’s former auditor, KPMG HK. The Third Amended Complaint arises out of alleged misrepresentations in the Company’s SEC filings and other public statements made during the class period and asserts a claim against the Company for the alleged violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereon. While Plaintiffs claim damages against the defendants in an amount to be determined at trial, Plaintiffs’ concede that under the Plan any recovery against the Company is limited to available insurance coverage and proceeds.

The Company was served with the Third Amended Complaint on October 28, 2013. On November 25, 2013, the Independent Directors and KPMG HK moved to dismiss (“Motions to Dismiss”) the Third Amended Complaint on the grounds, among others, that it failed to state cognizable claims against them. The Motions to Dismiss the Third Amended Complaint were fully briefed as of January 13, 2014, but the Court has not yet ruled on the motions.

On January 8, 2014, the Company filed its Answer to the allegations raised against it in the Third Amended Complaint. In its Answer, the Company denied all material allegations of wrongdoing against it and raised certain affirmative defenses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Trust Interests are not listed on any securities exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation System. No established public trading market exists with respect to the Trust Interests, and the Trust does not expect an established public trading market to develop. The Trust has not agreed to register the Trust Interests under the Securities Act. The Trust believes that it has more than 2,000 holders of Trust Interests.

None of the Trust Interests are subject to outstanding options or warrants to purchase, or securities convertible into, Trust Interests and no Trust Interests are authorized for issuance under any equity compensation plans. The Trust does not pay any cash dividends and does not intend to pay any cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.                  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Trust for the fiscal year ended December 31, 2013 and should be read in conjunction with the financial statements of the Trust and the notes thereto and other financial information contained elsewhere in this Form 10-K. Management’s discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and based upon current expectations that involve risks and uncertainties, such as the Trust’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

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

The Trust is created on behalf of, and for the benefit of, the Liquidating Trust Beneficiaries, with an initial term of three years, subject to extension with approval of the Bankruptcy Court, and is intended to qualify as a “liquidating trust” for federal income tax purposes. The Liquidating Trust Beneficiaries are the holders of claims and equity interests under the Plan. The Trust Interests are not transferable except by will, intestate succession or operation of law.

The Plan provides that the Trust will wind-down the Debtor’s affairs and make periodic and final distributions of the proceeds of the Liquidating Trust Assets in accordance with the terms of the Plan. As set forth in the Plan, the Liquidating Trust Assets include all of the assets of the Debtor, including, without limitation, (i) cash in the Debtor’s bank account on the Effective Date, (ii) the Debtor’s equity interests in Faith Bloom, (iii) all claims held by the Debtor against Faith Bloom and the “PRC Subsidiaries, (iv) the Debtor’s interest in certain directors and officers insurance policies, if transferable, and the proceeds thereof, (v) all claims and causes of action held by the Debtor, and (vi) any other assets of the Debtor that are recovered by the Trust and the proceeds thereof.

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

From December 31, 2012 to December 31, 2013, net assets in liquidation increased by $570,052 due to an increase in other Trust assets offset by decreases in cash and cash equivalents (including restricted cash) and an increase in the estimated costs to complete the liquidation. During this period, the Trust made payments on costs to complete the liquidation. The Trust did not make any distributions to holders of Trust Interests.

Liquidity and Capital Resources

As of December 31, 2013, the Trust’s cash and cash equivalents totaled $1,591,419 and other Trust assets are estimated at $2,750,000. At the same date, the Trust had accrued liabilities of $353,373 and estimated costs to complete the liquidation of $2,427,250. Since December 31, 2012, costs of $2,688,407 have been incurred and estimated costs to complete the liquidation have increased by $2,154,948 as the Trust has extended the duration of the liquidation period through the end of 2014.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements included in this Annual Report on Form 10-K under this item have been examined by our independent accountants, Bernstein & Pinchuk LLP, and are set forth beginning on Page F-1 of this Annual Report on Form 10-K, immediately following the signature pages.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee, who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Trustee who is our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2013, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Trust’s internal control that adversely affected the Trust’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

(ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION

As of February 28, 2014, the Trust entered into a settlement agreement (the “Settlement Agreement”) with KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) to resolve all of the Trust’s claims against the KPMG Parties arising out of KPMG’s audits and reviews of the Trust’s financial statements.  For a more detailed discussion of the legal proceedings between the Trust and the KPMG Parties, see Item 3 of this Annual Report on Form 10-K.

Under the terms of the Settlement Agreement, KPMG HK will pay the Trust US$2,750,000 (the “Settlement Payment”) in full and final settlement of all of ShengdaTech’s Released Claims.  The KPMG Parties also release the ShengdaTech Released Parties from any and all claims relating to ShengdaTech.  The parties agree to seek the entry of a Contribution Bar Order that will forever discharge the KPMG Released Parties from any all claims of contribution or indemnity to any person or entity that in any way related to ShengdaTech’s Released Claims.  If the Court declines to enter a Contribution Bar Order that is satisfactory to KPMG, KPMG HK may elect to terminate the Settlement.  The effectiveness of the Settlement Agreement is conditioned upon approval of the Nevada State Court under Rule 9019 of the Bankruptcy Code.  The Settlement Payment is to be paid by KPMG HK within seven business days after the Court’s approval of the Settlement Agreement.  The mutual releases in the Settlement Agreement are effective upon the Court’s entry of the Contribution Bar Order and KPMG HK’s payment of the Settlement Payment.

The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement, which is included as Exhibit 10.2 hereto.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust does not have any directors or executive officers. The Liquidating Trustee is required to act in the best interests of the Liquidating Trust Beneficiaries and in furtherance of the purpose of the Trust, and shall use the same degree of care and skill as a prudent person would use under the circumstances.

The decision-making authority for the Trust resides with the Liquidating Trustee and the Liquidating Trust Advisory Board. As more fully described in the Liquidating Trust Agreement, the Liquidating Trustee is primarily responsible for the Trust’s day-to-day operations, and the Liquidating Trust Advisory Board supervises the Liquidating Trustee’s material decisions. The Liquidating Trustee and the members of the Liquidating Trust Advisory Board were appointed in accordance with the Confirmation Order, and each of them will serve in their related capacity until such person’s death, resignation, or removal in accordance with the terms of the Liquidating Trust Agreement. The members of the Liquidating Trust Advisory Board are entities that were appointed by the Bankruptcy Court.

Michael Kang is a Managing Director with Alvarez & Marsal in San Francisco, where he specializes in providing interim management and restructuring advisory services to companies, boards of directors and creditors. Prior to joining Alvarez & Marsal, Mr. Kang worked at Deloitte & Touche LLP and Price Waterhouse LLP. Mr. Kang is a certified public accountant in California, a certified insolvency and restructuring advisor, and a former member of the board of directors of the Turnaround Management Association. Mr. Kang obtained a Bachelors of Arts degree in Business Economics in 1993 from the University of California, Los Angeles – College of Honors and a Masters of Business Administration in 2001 from the University of California, Berkeley – Hass School of Business.

The Liquidating Trustee will serve in that capacity until the earlier of (i) the date that the Trust is dissolved in accordance with Article 6.2(j) of the Plan, and (ii) the date such Liquidating Trustee resigns, is terminated or is otherwise unable to serve, provided, however, that, in the event that the Liquidating Trustee resigns, is terminated or is unable to serve, then the Bankruptcy Court, upon the motion of any party-in-interest, shall approve a successor to serve as the Liquidating Trustee, and such successor Liquidating Trustee shall serve in such capacity until the Trust is dissolved.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Trust does not have any employees and as such has not paid any executive compensation during the fiscal year ended December 31, 2013. The Trust has retained the services of Michael Kang through an agreement with Alvarez & Marsal North American LLP where he is a Managing Director.

The Trustee has not received, nor are there any arrangements to pay out a bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any employees, from a change-in-control, or from a change in any employee’s responsibilities following a change-in-control. As a result, we have omitted this table.

Employment Agreements

We have not entered into any binding employment agreements.

Compensation of Directors

As noted above, the Trust has no directors.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits. There are also no compensatory plans or arrangements which results or will result from the resignation, retirement, or any other termination of employment with the Trust, or from a change in the control of the Trust

Compensation Committee

We do not have a Compensation Committee.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our Trustee, do not create risks that are reasonably likely to have a material adverse effect on the Trust.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

As of January 31, 2014, there were 16,300 Trust Interests outstanding.

The Trust does not have any securities that vote for the election of the Liquidating Trustee and, consequently, does not have any “voting securities” within the meaning of the Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5% holders of voting securities. The Liquidating Trustee is not a beneficial owner of any Beneficial Interests. The Liquidating Trustee has no knowledge of any arrangements which may result in a change of control of the Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Voting

The holders of our Trust Interests do not have any voting rights.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

None.

Review, Approval or Ratification of Transactions with Related Persons

We rely on the Trustee to review related party transactions on an ongoing basis to prevent conflicts of interest. The Trustee reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to the Trustee for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If the Trustee finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. The Trustee approves or ratifies a transaction if it determines that the transaction is consistent with our best interests.

Related Party Transactions

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From inception through December 31, 2013, A&M has been paid $368,521 and has estimated unpaid fees and expenses of $108,416, which is included in payables and accrued liabilities.

Director Independence

We do not have any directors, independent or otherwise.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

We paid the following fees to our independent registered public accounting firms for work performed in fiscal 2013:

2013
Audit Fees	$33,000
Audit-Related Fees	-
Tax Fees	6,000
All Other Fees	-
Total	$39,000

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(b)	Exhibits;

Exhibit Number	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013)

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013)

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013)

10.1	Engagement Letter with Alvarez & Marsal Holdings LLC (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013)

10.2*	Settlement and Release Agreement by and among the Trust, KPMG, KPMG LLP and KPMG International Cooperative, effective as of February 28, 2014.

21*	The Trust has no subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Order Confirming First Amended Chapter 11 Plan of Reorganization (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2014

SHENGDATECH LIQUIDATING TRUST

By:	/s/ Michael Kang
Michael Kang
Trustee
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Trustee of

ShengdaTech Liquidating Trust

We have audited the accompanying statements of net assets available for liquidation (liquidation basis) of ShengdaTech Liquidating Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of liquidating activities (liquidation basis) for the year ended December 31, 2013 and for the period from October 17, 2012 (inception) through December 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the United States Bankruptcy Court for the District of Nevada approved a plan of reorganization for ShengdaTech, Inc. on October 2, 2012, pursuant to which the Trust was formed and became responsible for liquidating the remaining assets of ShengdaTech, Inc. As a result, the Trust’s basis of accounting for periods commencing October 17, 2012 (the date on which the Trust was formed) is a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation (liquidation basis) of the Trust as of December 31, 2013 and 2012 and statements of liquidating activities for the year ended December 31, 2013 and for the period from October 17, 2012 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

Bernstein & Pinchuk LLP

New York, New York

March 28, 2014

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

December 31, 2013 and December 31, 2012

(Liquidation Basis)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,591,419	$2,855,771
Restricted Cash	-	866,016
Professional retainers	256,000	291,000
Estimated claim settlement	2,750,000	-
Total assets	4,597,419	4,012,787

Liabilities
Payables and accrued liabilities	353,373	356,043
Estimated costs to complete liquidation	2,427,250	2,410,000
Total liabilities	2,780,623	2,766,043

Net assets in liquidation	$1,816,796	$1,246,744

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND FOR THE PERIOD OCTOBER 17, 2012 (INCEPTION)

THROUGH DECEMBER 31, 2012

(Liquidation Basis)

	For the twelve months ended	For the period October 17, 2012 (inception) through
	December 31,	December 31,
	2013	2012
(Decreases) Increases in net assets:
Amortization of professional retainers	$(35,000)	$10,000
Administrative expenses and professional fees paid	(2,130,368)	(1,285,145)
Accrued administrative expenses and professional fees	2,670	724,435
Estimated claim settlement	2,750,000	-
Changes in estimated costs to complete liquidation	(17,250)	550,710
Increase in net assets in liquidation	570,052	-

Net assets in liquidation - Beginning of the period	1,246,744	1,246,744

Net assets in liquidation – End of the period	$1,816,796	$1,246,744

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at December 31, 2013 and 2012, which has been derived from audited financial statements.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at December 31, 2013 and 2012 was entirely held in cash.

TRUST ASSETS

The net assets of the Trust are carried at estimated fair values. The primary assets of the Trust, which were transferred from the Debtor, are cash, shares in Faith Bloom, and contingent asset claims, such as claims against the former Directors and Officers of the Debtor, and claims against former accountants and other professionals. Because of the significant uncertainties associated with estimating the probability and timing of cash flows related to these claims, it is not practical to estimate their fair value until and unless actual settlements are reached. There can be no assurance that the Trust will realize any value of such contingent asset claims.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represents the estimated cash costs of operating the Trust through December 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of December 31, 2013 the cash balance was $1,591,419. Of this balance $1,513,052 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control. During the period, the Trust exhausted the cash which was previously held in the US account and had restricted uses (Note 3).

3. RESTRICTED CASH

Restricted Cash includes amounts relating to the Debtor's Motion for Entry of Order Pursuant to Bankruptcy Rule 9019 filed with the Court and the Implementation Agreement filed under seal both on July 13, 2012.  See United States Bankruptcy Court District of Nevada, case no. 11-52649, docket nos. 551, 554, 555 and 607.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of December 31, 2013 two of these professional services firms kept retainers pursuant to their engagement letters totaling $256,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

5. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

As of December 31, 2013, the Trust had other Trust assets of $2,750,000 which was the estimated settlement value of a claim the Trust made on August 15, 2013. The claim stated among other things that KPMG Hong Kong had committed (i) professional negligence, (ii) malpractice and (iii) breached its contractual obligations to the Debtor pursuant to engagement letters between the Debtor and KPMG Hong Kong for audit and other services. In October 2013, KPMG HK agreed to enter into non-binding mediation proceedings with the Trust.

The costs associated with the successful pursuit of the claim are included in the estimated costs to complete the liquidation.

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

6. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $353,373 consist primarily of incurred but unpaid professional fees and expenses.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of December 31, 2013, the estimate of costs to complete the liquidation of the Trust Assets is $2,427,250 and such amount represents the estimated costs of operating the Trust through December 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then the Trust has not received any net cash proceeds. Conversely between October 17, 2012 (inception) and December 31, 2013, the Trust paid out $3,415,512 to various Trust creditors including, $2,365,034 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through December 31, 2013, A&M has been paid $368,521 and has estimated unpaid fees and expenses of $108,416, which is included in payables and accrued liabilities.

11. SUBSEQUENT EVENTS

As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the terms of the Settlement Agreement, KPMG HK will pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement is subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions.

The Company has considered all events occurring through the date the financial statements have been issued, and has determined that no other such events that are material to the financial statements.

