Form 10-Q
period 2014-03-31
SHENGDATECH LIQUIDATING TRUST
filed 2014-05-15
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2014
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

March 31, 2014 and December 31, 2013

(Liquidation Basis)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$1,317,859	$1,591,419
Restricted Cash	-	-
Professional retainers	256,000	256,000
Estimated claim settlement	2,750,000	2,750,000
Total assets	4,323,859	4,597,419

Liabilities
Payables and accrued liabilities	173,435	353,373
Estimated costs to complete liquidation	2,219,494	2,427,250
Total liabilities	2,392,929	2,780,623

Net assets in liquidation	$1,930,930	$1,816,796

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

(Liquidation Basis)

	For the three months ended
	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)
(Decreases) Increases in net assets:
Amortization of professional retainers	$-	$(25,000)
Administrative expenses and professional fees paid	(273,560)	(433,530)
Accrued administrative expenses and professional fees	179,938	(275,826)
Changes in estimated costs to complete liquidation	207,756	(174,749)
Decrease in net assets in liquidation	114,134	(909,105)

Net assets in liquidation - Beginning of the period	1,816,796	1,246,744

Net assets in liquidation – End of the period	$1,930,930	$337,639

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at March 31, 2014, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three months ended March 31, 2014 are not necessarily indicative of the changes in net assets that may be expected for the full year.

The Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim financial statements should be read in conjunction with the Trust’s financial statements for the year ended December 31, 2013 included in Form 10-K filed on March 28, 2014.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at March 31, 2014 was entirely held in cash.

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

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries have been thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. As a result, the Trust has pursued litigation in China to obtain legal control over the PRC Subsidiaries as well as to obtain possession of the books and records. With respect to certain of this litigation, as described herein, the Trust has obtained final judgments and is working through its Chinese counsel to enforce those judgments. Notwithstanding the foregoing, given the pending litigation and pending enforcement actions, since the Chinese authorities currently do not recognize the Company’s or the Trust’s newly appointed legal representatives of the PRC Subsidiaries, the Trust does not have legal or operational control over the PRC Subsidiaries and is unable to sell or liquidate the related assets. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity, it is not practical to estimate its fair value.

In addition to the assets described above, the Trust also holds certain contingent asset claims, such as claims against the former directors and officers of the Debtor and claims against former auditors of the Debtor. As noted herein, the claims against the KPMG Parties (as defined herein) have been settled for $2,750,000, pending court approval. Because of the significant uncertainties associated with estimating the probability of success with respect to the remaining claims and timing of cash flows related to all such remaining claims, until actual claims are settled it is not practical to estimate their fair value. There can be no assurance that the Trust will realize any value for such remaining contingent asset claims.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represent the estimated cash costs of operating the Trust through December 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of March 31, 2014, the cash balance was $1,317,859. Of this balance, $1,239,492 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of March 31, 2014, two of these professional services firms kept retainers pursuant to their engagement letters totaling $256,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

4. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

As of March 31, 2014, the Trust had other Trust assets of $2,750,000 related to a settlement of a claim the Trust held against a former auditor of the Debtor. The costs associated with the successful pursuit of the claim are included in the estimated costs to complete the liquidation.

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

5. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $173,435 consist primarily of incurred but unpaid professional fees and expenses.

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of March 31, 2014, the estimate of costs to complete the liquidation of the Trust Assets is $2,219,494 and such amount represents the estimated costs of operating the Trust through December 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

8. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then, the Trust has not received any net cash proceeds. Conversely, between October 17, 2012 (inception) and March 31, 2014, the Trust paid out $3,689,071 to various Trust creditors, including $2,638,593 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

9. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through March 31, 2014, A&M has been paid $476,937 and has estimated unpaid fees and expenses of $50,000, which is included in payables and accrued liabilities.

10. SUBSEQUENT EVENTS

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of March 31, 2014 and for the three month period ending March 31, 2014 and March 31, 2013 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

This discussion and analysis of the Trust’s net assets in liquidation and changes in net assets in liquidation are based upon the Trust Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these consolidated financial statements, the Trust is required to make estimates and assumptions that affect the reported amounts of assets at estimated fair value, the reported liquidation liabilities, the estimated liquidating costs, the resolution of current and potential litigation and the fair value of and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates and updates its estimates and assumptions. The Trust bases its estimates and assumptions on historical experience and on various other assumptions that the Trust believes are reasonable under the circumstances. The basis for making judgments about the fair value of assets and liquidation liabilities is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For the three months ended March 31, 2104, the Trust incurred costs of $207,756 versus $691,267 during the three months ended March 31, 2013. The reduction in overall costs incurred is due primarily to lower legal and other professional fees. For the three months ended March 31, 2014, net assets in liquidation increased $114,134 and ended the period at $1,930,931 compared to a decline in net assets in liquidation of $909,105 during the three months ended March 31, 2013 with an ending balance of $337,639. For the three months ended March 31, 2014, the Trust incurred costs that were lower than its estimated costs, which lead to the increase in the net assets in liquidation. During the three months ended March 31, 2013, the Trust increased its estimate of the cost to complete the liquidation by $866,016, which reduced the net assets in liquidation.

During the three month periods ended March 31, 2014 and March 31, 2013, the Trust made payments on costs to complete the liquidation. There were no increase in Trust assets and the Trust did not make any distributions to holders of Trust Interests.

As of March 31, 2014, the Trust’s cash and cash equivalents totaled $1,317,860 and it carried an estimated claim settlement receivable in the amount of $2,750,000. At the same date, the Trust had accrued liabilities of $173,435 and estimated costs to complete the liquidation of $2,219,494.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

 The hearing before the Xianyang Court took place on January 24, 2013 and a verdict was issued on April 24, 2013. The verdict held in favor of Faith Bloom on demands (i), (ii) and (iii), referenced above. In early June 2013, Jun He was notified by the Xianyang Court of Li Fu’s appeal of the Xianyang Court’s verdict. The appellate hearing took place before the Shaanxi Province Highest People’s Court on October 9, 2013. As a result of Li Fu’s failure to appear, however, the appellate hearing was held on December 10, 2013. Subsequent to the December 10, 2013 appellate hearing, Li Fu withdrew his appeal, making the Xianyang Court’s verdict enforceable. Faith Bloom is working through its Chinese counsel to enforce the verdict.

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

On May 22, 2013, Du Lei filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Du Lei’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Du Lei’s appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The litigants are currently waiting for the Tai’an Court to set a hearing date.

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

On May 22, 2013, Chen Xukui filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Chen Xukui’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Chen Xukui’s  appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The litigants are currently waiting for the Tai’an Court to set a hearing date.

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

The hearing before the Zibo Court took place on May 24, 2013 and a verdict was issued on August 10, 2013. The verdict held in favor of Faith Bloom on demands (i) and (ii) referenced above. The Zibo Jiaze Defendants appealed the Zibo Court verdict. A hearing before the Zibo Intermediate People’s Court, the appellate court, took place on March 10, 2014. The Zibo Intermediate People’s Court has yet to issue a decision.

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

On August 15, 2013, the Trust, through its counsel Grant & Eisenhofer P.A., filed a complaint (the “Complaint”) against the Auditor Defendants as an adversary proceeding in the United States Bankruptcy Court for the District of Nevada arising out of the Auditor Defendants’ audits and reviews of the Company’s financial statements from 2007 through 2010. In its Complaint, the Trust asserts claims for professional negligence and malpractice against all of the Auditor Defendants and breach of contract and fraudulent transfer against Hansen. The Complaint seeks judgment awarding (i) compensatory damages in an amount to be proven at trial, (ii) prejudgment interest at the maximum allowable rate, (iii) disgorgement of all fees the Auditor Defendants received in connection with the subject audit and reviews, and (iv) costs of the suit including reasonable attorneys’ and experts’ fees and disbursements. Since filing the complaint, Baker Tilly has been dismissed as a defendant.

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

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the provision of the Settlement Agreement, KPMG HK will pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement is subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions. On or around March 15, 2014, the parties filed a joint motion (the “Joint Motion”) to approve the Settlement Agreement and enter the Bar Order. The Joint Motion is scheduled to be heard by the Nevada District Court on June 2, 2014. In the event that the Court declines to approve the Settlement Agreement or KPMG HK exercises its right to terminate the Settlement Agreement if the Court declines to enter a Bar Order, the Trust intends to continue pursuing its claims against KPMG Int’l and KPMG in this lawsuit.

In addition, notwithstanding any settlement with the KPMG Parties, the Trust intends to continue pursuing its claims against Hansen.

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

On or around March 15, 2014, the parties filed a joint motion (the “Joint Motion”) to approve the Settlement Agreement and enter the Bar Order. The Joint Motion is scheduled to be heard by the Nevada District Court on June 2, 2014.

In the event that the Court declines to approve the Settlement Agreement or KPMG HK exercises its right to terminate the Settlement Agreement if the Court declines to enter a Bar Order, the Trust intends to file for binding arbitration of its claims against KPMG HK as contemplated by the parties’ engagement contracts.

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

9.	In re ShengdaTech, Inc. Securities Litigation

On October 28, 2013, Plaintiffs Schaul and Yaw, through lead counsel Robbins Geller Rudman & Dowd L.L.P., filed their third amended putative class action complaint (the “Third Amended Complaint”) in the United States District Court for the Southern District of New York. on behalf of all purchasers of the common stock of ShengdaTech between May 6, 2008 and March 15, 2010, against (i) the Company, (ii) certain of the Company’s former officers and directors including Messrs. Mudd and Saidman (the “Independent Directors”), and (iii) the Company’s former auditor, KPMG HK. The Third Amended Complaint arises out of alleged misrepresentations in the Company’s SEC filings and other public statements made during the class period and asserts a claim against the Company for the alleged violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereon. While Plaintiffs claim damages against the defendants in an amount to be determined at trial, Plaintiffs’ concede that any recovery against the Company under the Plan is limited to available insurance coverage and proceeds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

10.1	Settlement and Release Agreement by and among the Trust, KPMG, KPMG LLP and KPMG International Cooperative, effective as of February 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.1	Interactive Data File**

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

SHENGDATECH LIQUIDATING TRUST

Dated: May 15, 2014	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Financial Officer and Principal Accounting Officer)

