Form 10-Q
period 2014-06-30
SHENGDATECH LIQUIDATING TRUST
filed 2014-08-13
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2014
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

June 30, 2014 and December 31, 2013

(Liquidation Basis)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$2,949,291	$1,591,419
Professional retainers	256,000	256,000
Estimated claim settlement	-	2,750,000
Total assets	3,205,291	4,597,419

Liabilities
Payables and accrued liabilities	241,872	353,373
Estimated costs to complete liquidation	1,032,489	2,427,250
Total liabilities	1,274,361	2,780,623

Net assets in liquidation	$1,930,930	$1,816,796

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

(Liquidation Basis)

	For the three months ended		For the six months ended
	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)
(Decreases) Increases in net assets:
Amortization of professional retainers	$-	$-	$-	$(25,000)
Decrease in Other Trust Assets	(2,750,000)	-	(2,750,000)	-
Administrative expenses and professional fees paid	1,631,431	(825,996)	1,357,871	(1,259,526)
Accrued administrative expenses and professional fees	(68,438)	155,913	111,501	(119,913)
Changes in estimated costs to complete liquidation	1,187,007	481,249	1,394,762	306,500
Increase (decrease) in net assets in liquidation	-	(188,834)	114,134	(1,097,939)

Net assets in liquidation - Beginning of the period	1,930,930	337,639	1,816,796	1,246,744

Net assets in liquidation – End of the period	$1,930,930	$148,805	$1,930,930	$148,805

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at June 30, 2014, which has been derived from unaudited interim financial statements which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three and six months ended June 30, 2014 are not necessarily indicative of the changes in net assets that may be expected for the full year.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at June 30, 2014 was entirely held in cash.

TRUST ASSETS

The net assets of the Trust are carried at estimated fair values. The primary assets of the Trust, which were transferred from the Debtor, are cash and shares in Faith Bloom.

Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the following entities formed under the laws of the PRC: Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize”), Shandong Bangsheng Chemical Co., Ltd. (“Shandong Bangsheng”), Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize”), Zibo Jiaze Nanomaterials Co., Ltd. (“Zibo Jiaze”) and Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong,” and together with Shandong Haize, Shandong Bangsheng, Shaanxi Haize, Zibo Jiaze, the “PRC Subsidiaries”). While some of the PRC Subsidiaries are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of August 14, 2014, the Financial Accounting Standards Board (“FASB”) issued up to ASU 2014-12, which are not expected to have a material impact on the consolidated financial statements upon adoption.

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of June 30, 2014, the cash balance was $2,949,291. Of this balance, $2,870,923 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of June 30, 2014, two of these professional services firms kept retainers pursuant to their engagement letters totaling $256,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

4. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.  As of June 30, 3014, the Trust had collected the settlement claim receivable and the net cash proceeds in now reflected in the Trust’s cash balance.  As of June 30, 2014 the Trust did not have other potential settlements where a specific settlement amount could be reasonably estimated.

The Trust also holds 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While some of the PRC Subsidiaries are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

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

5. PAYABLES AND ACCRUED LIABILITIES

The Trust had accounts payable and accrued liabilities of $241,872 at June 30, 2014 that consist primarily of incurred but unpaid professional fees and expenses.

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of June 30, 2014, the estimate of costs to complete the liquidation of the Trust Assets is $1,032,489 and such amount represents the estimated costs of operating the Trust through December 31, 2014. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

8. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). On June 9, 2014 the Trust received $2,750,000 in proceeds related to the settlement with KPMG.

Conversely, between October 17, 2012 (inception) and June 30, 2014, the Trust paid out $4,807,640 to various Trust creditors, including $3,757,162 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

9. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through June 30, 2014, A&M has been paid $569,435 and has estimated unpaid fees and expenses of $50,000, which is included in payables and accrued liabilities.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of June 30, 2014 and for the three and six month periods ending June 30, 2014 and June 30, 2013 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

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

Comparison of three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014, the Trust incurred costs of $1,187,006 versus $670,083 during the three months ended June 30, 2013. The increase in overall costs incurred is due primarily to the payment of fees related to collection of a litigation settlement. For the three months ended June 30, 2014, net assets in liquidation did not change and ended the period at $1,930,930 compared to a decline in net assets in liquidation of $188,834 during the three months ended June 30, 2013 with an ending balance of $148,805.

During the three month periods ended June 30, 2014 and June 30, 2013, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests. During the three month period ended June 30, 2014 the Trust collected a claim settlement receivable in the amount of $2,750,000.

Comparison of six months ended June 30, 2014 and 2013

For the six months ended June 30, 2014, the Trust incurred costs of $1,280,628 versus $1,379,439 during the six months ended June 30, 2013. The small reduction in overall costs incurred is due primarily to lower professional fees. For the six months ended June 30, 2014, net assets in liquidation increased $114,134 and ended the period at $1,930,930 compared to a decline in net assets in liquidation of $1,097,939 during the six months ended June 30, 2013 with an ending balance of $148,805.

During the six month periods ended June 30, 2014 and June 30, 2013, the Trust made payments on costs to complete the liquidation and the Trust did not make any distributions to holders of Trust Interests. During the six month period ended June 30, 2014 the Trust collected a claim settlement receivable in the amount of $2,750,000.

As of June 30, 2014, the Trust’s cash and cash equivalents totaled $2,949,291. At the same date, the Trust had accrued liabilities of $241,872 and estimated costs to complete the liquidation of $1,032,489.

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

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On May 22, 2013, Du Lei filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Du Lei’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Du Lei’s appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The hearing before the Tai’an Court took place on May 23, 2014 and a verdict was issued on June 16, 2014. The verdict held in favor of Faith Bloom on demands (ii) and (iii) referenced above. Faith Bloom is working through its Chinese counsel to enforce the verdict.

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

On May 22, 2013, Chen Xukui filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Chen Xukui’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Chen Xukui’s  appeal of the Tai’an Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The hearing before the Tai’an Court took place on May 23, 2014 and a verdict was issued on June 16, 2014. The verdict held in favor of Faith Bloom on demands (ii) and (iii) referenced above. Faith Bloom is working through its Chinese counsel to enforce the verdict.

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

The hearing before the Zibo Court took place on May 24, 2013 and a verdict was issued on August 10, 2013. The verdict held in favor of Faith Bloom on demands (i) and (ii) referenced above. The Zibo Jiaze Defendants appealed the Zibo Court verdict. A hearing before the Zibo Intermediate People’s Court, the appellate court, took place on March 10, 2014. The Zibo Intermediate People’s Court affirmed the Zibo Court’s verdict on June 3, 2014. Faith Bloom is working through its Chinese counsel to enforce the verdict.

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

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the provision of the Settlement Agreement, KPMG HK will pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement was subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions. On or around March 15, 2014, the parties filed a joint motion (the “Joint Motion”) to approve the Settlement Agreement and enter the Bar Order. On May 22, 2014, the Court entered an order granting the Joint Motion, approving the settlement, entering the Bar Order and dismissing the KPMG Parties. Pursuant to the terms of the Settlement, on or around June 9, 2014, KPMG HK paid the Liquidating Trust $2.75 million.

On May 28, 2014, the Trust filed an Amended Complaint substantively identical to the Complaint. On June 16, 2014, Hansen filed a motion to dismiss the Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Hansen’s motion to dismiss avers that the Trust’s claims are barred by the doctrine of in pari delicto, statutes of limitation and Nevada’s comparative negligence statute. On July 3, 2014, the Trust filed an opposition to the motion to dismiss and on July 14, Hansen filed its reply in support. There has been neither a ruling nor a date set for the hearing on the motion to dismiss.

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

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the terms of the Settlement Agreement, KPMG HK will pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement was subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions.

On or around March 15, 2014, the parties filed a joint motion (the “Joint Motion”) to approve the Settlement Agreement and enter the Bar Order. On May 22, 2014, the Court entered an order granting the Joint Motion, approving the settlement, entering the Bar Order and dismissing the KPMG Parties. Pursuant to the terms of the Settlement, on or around June 9, 2014, KPMG HK paid the Liquidating Trust $2.75 million.

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

On November 25, 2013, the Independent Directors and KPMG HK moved to dismiss (“Motions to Dismiss”) the Third Amended Complaint on the grounds, among others, that it failed to state cognizable claims against them. The Motions to Dismiss the Third Amended Complaint were fully briefed as of January 13, 2014. On July 1, 2014, the Court denied KPMG HK’s Motion to Dismiss without prejudice to renewal. The Independent Directors’ Motion to Dismiss remains pending.

On January 8, 2014, the Company filed its Answer to the allegations raised against it in the Third Amended Complaint. In its Answer, the Company denied all material allegations of wrongdoing against it and raised certain affirmative defenses.

Discovery in the matter is stayed pending a resolution of the Independent Directors’ Motion to Dismiss.

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

SHENGDATECH LIQUIDATING TRUST

Dated: August 13, 2014	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Financial Officer and Principal Accounting Officer)

