Form 10-Q
period 2014-09-30
SHENGDATECH LIQUIDATING TRUST
filed 2014-11-12
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54945

SHENGDATECH LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Nevada	30-6327638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2014
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

1

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

September 30, 2014 and December 31, 2013

(Liquidation Basis)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash and cash equivalents	$2,768,227	$1,591,419
Professional retainers	256,000	256,000
Estimated claim settlement	-	2,750,000
Total assets	3,024,227	4,597,419

Liabilities
Payables and accrued liabilities	549,337	353,373
Estimated costs to complete liquidation	1,745,979	2,427,250
Total liabilities	2,295,316	2,780,623

Net assets in liquidation	$728,911	$1,816,796

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(Liquidation Basis)

	For the three months ended		For the nine months ended

	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Decreases) Increases in net assets:
Amortization of professional retainers	$-	$(10,000)	$-	$(35,000)
Decrease in Other Trust Assets	-	-	(2,750,000)	-
Administrative expenses and professional fees paid	(181,064)	(493,818)	1,176,807	(1,753,344)
Accrued administrative expenses and professional fees	(307,464)	313,905	(195,963)	193,992
Changes in estimated costs to complete liquidation	(713,491)	189,913	681,271	496,413
Increase (decrease) in net assets in liquidation	(1,202,019)	-	(1,087,885)	(1,097,939)

Net assets in liquidation - Beginning of the period	1,930,930	148,805	1,816,796	1,246,744

Net assets in liquidation – End of the period	$728,911	$148,805	$728,911	$148,805

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at September 30, 2014, which has been derived from unaudited interim financial statements which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three and nine months ended September 30, 2014 are not necessarily indicative of the changes in net assets that may be expected for the full year.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at September 30, 2014 was entirely held in cash.

TRUST ASSETS

The net assets of the Trust are carried at estimated fair values. The primary assets of the Trust, which were transferred from the Debtor, are cash and shares in Faith Bloom.

Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the following entities formed under the laws of the PRC: Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize”), Shandong Bangsheng Chemical Co., Ltd. (“Shandong Bangsheng”), Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize”), Zibo Jiaze Nanomaterials Co., Ltd. (“Zibo Jiaze”) and Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong,” and together with Shandong Haize, Shandong Bangsheng, Shaanxi Haize, Zibo Jiaze, the “PRC Subsidiaries”). The Trust does not have control of any of the PRC Subsidiaries, other than Shaanxi Haize. The Trust does not believe that any of the PRC Subsidiaries are actively manufacturing a speciality additive known as nano-precipitated calcium carbonate, other than Shaanxi Haize. As noted herein, while the Trust has obtained control over Shaanxi Haize, there is no guaranty that the Trust will maintain control over Shaanxi Haize or that Shaanxi Haize will continue its manufacturing operations.

Over the past several years, the Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries have been thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. As a result, the Trust had to pursue litigation in China to attempt to obtain legal control over the PRC Subsidiaries as well as to obtain possession of the books and records. With respect to certain of this litigation, as described herein, the Trust has obtained final judgments and is working through its Chinese counsel to enforce those judgments. With respect to the Shaanxi Haize factory, the Trust has successfully enforced its final judgment and taken control of the factory, although there is no guaranty that the Trust will maintain such control. Notwithstanding the foregoing, given the pending litigation and pending enforcement actions as to the PRC Subsidiaries, since the Chinese authorities currently do not recognize the Company’s or the Trust’s newly appointed legal representatives of the PRC Subsidiaries other than with respect to Shaanxi Haize at this time, the Trust does not have legal or operational control over the PRC Subsidiaries, other than Shaanxi Haize (which control may not be maintained), and is unable to sell or liquidate the related assets. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity, it is not practical to estimate its fair value.

In addition to the assets described above, the Trust also holds certain contingent asset claims, such as claims against the former directors and officers of the Debtor and claims against former auditors of the Debtor. Because of the significant uncertainties associated with estimating the probability of success with respect to the remaining claims and timing of cash flows related to all such remaining claims, until actual claims are settled or litigated to final judgment, it is not practical to estimate their fair value. There can be no assurance that the Trust will realize any value for such remaining contingent asset claims.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represent the estimated cash costs of operating the Trust through June 30, 2015. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of November 14, 2014, the Financial Accounting Standards Board (“FASB”) issued up to ASU 2014-15, which are not expected to have a material impact on the consolidated financial statements upon adoption.

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of September 30, 2014, the cash balance was $2,768,227. Of this balance, $2,689,860 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of September 30, 2014, two of these professional services firms kept retainers pursuant to their engagement letters totaling $256,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

4. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values. As of September 30, 2014, the Trust had collected the settlement claim receivable and the next cash proceeds is now reflected in the Trust’s cash balance. As of September 30, 2014 the Trust did not have other potential settlements where a specific settlement amount could be reasonably estimated.

The Trust also holds 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While Shaanxi Haize is presently an operating entity manufacturing a specialty additive known as nano-precipatated calcium carbonite, the Trust does not have control over the other PRC Subsidiaries and does not believe that they have active manufacturing operations.

Over the past several years, the Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries have been thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. As a result, the Trust had to pursue litigation in China to attempt to obtain legal control over the PRC Subsidiaries as well as to obtain possession of the books and records. With respect to certain of this litigation, as described herein, the Trust has obtained final judgments and is working through its Chinese counsel to enforce those judgments. With respect to the Shaanxi Haize factory, the Trust has successfully enforced its final judgment and taken control of the factory, although there is no guaranty that the Trust will maintain such control. Notwithstanding the foregoing, given the pending litigation and pending enforcement actions as to the PRC Subsidiaries, since the Chinese authorities currently do not recognize the Company’s or the Trust’s newly appointed legal representatives of the PRC Subsidiaries other than with respect to Shaanxi Haize at this time, the Trust does not have legal or operational control over the PRC Subsidiaries, other than Shaanxi Haize (which control may not be maintained), and is unable to sell or liquidate the related assets. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity, it is not practical to estimate its fair value.

5. PAYABLES AND ACCRUED LIABILITIES

The Trust had accounts payable and accrued liabilities of $549,337 at September 30, 2014 that consist primarily of incurred but unpaid professional fees and expenses.

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of September 30, 2014, the estimate of costs to complete the liquidation of the Trust Assets is $1,745,979 and such amount represents the estimated costs of operating the Trust through June 30, 2015. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

8. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). On June 9, 2014, the Trust received $2,750,000 in proceeds related to the settlement with KPMG.

Conversely, between October 17, 2012 (inception) and September 30, 2014, the Trust paid out $4,988,704 to various Trust creditors, including $3,938,226 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

9. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through September 30, 2014, A&M has been paid $569,435 and has estimated unpaid fees and expenses of $193,723 which is included in payables and accrued liabilities.

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

Subsequent to the end of our fiscal quarter, on November 3, 2014, with the assistance of the Intermediate People’s Court of Xianyang, Shaanxi Province and the local police, the Trust through Faith Bloom took physical control over the manufacturing facilities operated by Shaanxi Haize. There is no certainty that the Trust will maintain control over the facility or to what extent operations are continuing or will continue at the facility. See Part II, Item 1 – “Legal Proceedings” for a full description of this matter.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of September 30, 2014 and for the three and nine month periods ending September 30, 2014 and September 30, 2013 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

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

Comparison of three months ended September 30, 2014 and 2013

For the three months ended September 30, 2014, the Trust incurred costs of $488,528 versus $179,913 during the three months ended September 30, 2013. The increase in overall costs incurred is due primarily to the payment of fees related to on going work to recover trust assets. For the three months ended September 30, 2014, net assets in liquidation decreased by $1,202,019 and ended the period at $728,911 compared with the three months ended September 30, 2013 when net assets in liquidation showed no change and ended the period at 148,805.

During the three month periods ended September 30, 2014 and September 30, 2013, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests.

Comparison of nine months ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, the Trust incurred costs of $1,769,156 versus $1,559,352 during the nine months ended September 30, 2013. The overall expenses incurred by the Trust during the nine month periods were comparable. For the nine months ended September 30, 2014, net assets in liquidation decreased $1,087,885 and ended the period at $728,911 compared to a decline in net assets in liquidation of $1,097,939 during the nine months ended September 30, 2013 with an ending balance of $148,805.

During the nine month period ended September 30, 2014 and September 30, 2013, the Trust made payments on costs to complete the liquidation and the Trust did not make any distributions to holders of Trust Interests. During the nine month period ended September 30, 2014 the Trust collected a claim settlement receivable in the amount of $2,750,000.

As of September 30, 2014, the Trust’s cash and cash equivalents totaled $2,768,227. At the same date, the Trust had accrued liabilities of $549,337 and estimated costs to complete the liquidation of $1,745,979.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The hearing before the Xianyang Court took place on January 24, 2013 and a verdict was issued on April 24, 2013. The verdict held in favor of Faith Bloom on demands (i), (ii) and (iii), referenced above. In early June 2013, Jun He was notified by the Xianyang Court of Li Fu’s appeal of the Xianyang Court’s verdict. The appellate hearing took place before the Shaanxi Province Highest People’s Court on October 9, 2013. As a result of Li Fu’s failure to appear, however, the appellate hearing was held on December 10, 2013. Subsequent to the December 10, 2013 appellate hearing, Li Fu withdrew his appeal, making the Xianyang Court’s verdict enforceable. Since that time, Faith Bloom has been working through its Chinese counsel to enforce the verdict ..

Subsequent to the end of our fiscal quarter, on November 3, 2014, with the assistance of the Xianyang Court and the local police, the Trust through Faith Bloom took physical control over the manufacturing facilities operated by Shaanxi Haize. There is no certainty that the Trust will maintain control over the facility or to what extent operations are continuing or will continue at the facility.

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

On May 22, 2013, Du Lei filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Du Lei’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Du Lei’s appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The hearing before the Tai’an Court took place on May 23, 2014 and a verdict was issued on June 16, 2014. The verdict held in favor of Faith Bloom on demands (ii) and (iii) referenced above. Chen Xukui has appealed the Tai’an Court’s verdict. Faith Bloom is working through its Chinese counsel in responding to the appeal. Du Lei has appealed the Tai’an Court’s verdict. Faith Bloom is working through its Chinese counsel in responding to the appeal.

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

On May 22, 2013, Chen Xukui filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Chen Xukui’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Chen Xukui’s appeal of the Tai’an Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The hearing before the Tai’an Court took place on May 23, 2014 and a verdict was issued on June 16, 2014. The verdict held in favor of Faith Bloom on demands (ii) and (iii) referenced above. Chen Xukui has appealed the Tai’an Court’s verdict. Faith Bloom is working through its Chinese counsel in responding to the appeal.

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

5.	Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong”)

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

The hearing before the Hefei Court took place on November 12, 2012 and a verdict was issued on December 13, 2012. The verdict held in favor of Faith Bloom on demands (i) and (v), referenced above, and held partially in favor of Faith Bloom on demands (ii) and (iii), referenced above. On April 3, 2013, Jun He was notified by the Hefei Court of Chen Bo’s appeal of the Hefei Court’s verdict. The hearing before the Intermediate People’s Court of Hefei took place on September 4, 2013. The Intermediate People’s Court of Hefei, the appellate court, affirmed the Hefei Court’s verdict on December 16, 2013. Faith Bloom is working through its Chinese counsel to obtain a liquidation chop for Anhui Yuanzhong.

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

On May 28, 2014, the Trust filed an Amended Complaint substantively identical to the Complaint. On June 16, 2014, Hansen filed a motion to dismiss the Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Hansen’s motion to dismiss avers that the Trust’s claims are barred by the doctrine of in pari delicto, statutes of limitation and Nevada’s comparative negligence statute. On July 3, 2014, the Trust filed an opposition to the motion to dismiss and on July 14, Hansen filed its reply in support. On September 9, 2014, the Court granted Hansen’s motion to dismiss the Amended Motion without prejudice as to the Trust’s claims for professional negligence, malpractice and breach of contract. In so doing, the Court rejected Hansen’s arguments that the claims were barred by statutes of limitation or the doctrine of in pari delicto, but found that the Trust had failed to plead sufficient facts to adequately state a claim for relief.  The Court also dismissed6 with prejudice the Trust’s claim of fraudulent transfer against Hansen.

The Trust intends to amend its Complaint and continue pursuing its claims against Hansen.

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

9.	In re ShengdaTech, Inc. Securities Litigation

On October 28, 2013, Plaintiffs Schaul and Yaw, through lead counsel Robbins Geller Rudman & Dowd L.L.P., filed their third amended putative class action complaint (the “Third Amended Complaint”) in the United States District Court for the Southern District of New York on behalf of all purchasers of the common stock of ShengdaTech between May 6, 2008 and March 15, 2010, against (i) the Company, (ii) certain of the Company’s former officers and directors including Messrs. Mudd and Saidman (the “Independent Directors”), and (iii) the Company’s former auditor, KPMG HK. The Third Amended Complaint arises out of alleged misrepresentations in the Company’s SEC filings and other public statements made during the class period and asserts a claim against the Company for the alleged violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereon. While Plaintiffs claim damages against the defendants in an amount to be determined at trial, Plaintiffs’ concede that any recovery against the Company under the Plan is limited to available insurance coverage and proceeds.

On November 25, 2013, the Independent Directors and KPMG HK moved to dismiss (“Motions to Dismiss”) the Third Amended Complaint on the grounds, among others, that it failed to state cognizable claims against them. The Motions to Dismiss the Third Amended Complaint were fully briefed as of January 13, 2014. On July 1, 2014, the Court denied KPMG HK’s Motion to Dismiss without prejudice to renewal. On August 12, 2014, the Court granted the Independent Directors’ motion to dismiss the Third Amended and Consolidated Complaint.  On October 24, 2014, Plaintiffs moved for relief from judgment under Rule 60(b)(1) and (2) and for leave to amend their complaint under Rule 15(a) and (d) against the Independent Directors.  Defendants have until November 14, 2014 to respond to Plaintiffs’ motion.

On January 8, 2014, the Company filed its Answer to the allegations raised against it in the Third Amended Complaint. In its Answer, the Company denied all material allegations of wrongdoing against it and raised certain affirmative defenses.

Discovery was stayed pending a decision on the Independent Directors motion to dismiss.  No trial date has been set.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.1	Interactive Data File*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGDATECH LIQUIDATING TRUST

Dated: November 12, 2014	/s/ Michael Kang
	By:	Michael Kang
	Its:	Trustee (Principal Financial Officer and Principal Accounting Officer)

