Form 10-K
period 2014-12-31
SHENGDATECH LIQUIDATING TRUST
filed 2015-03-31
CIK 1575574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-54945

SHENGDATECH LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Nevada	30-6327638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

c/o Alvarez & Marsal North America, LLC, 100 Pine Street, Suite 900, San Francisco, California 94111

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

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2015: $0

Class	Outstanding at March 31, 2015
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

Prior to the creation of the Trust, the Liquidating Trust Advisory Board members (the “Liquidating Trust Advisory Board Members”) were members of the Official Committee of Unsecured Creditors appointed in the Chapter 11 case of SDTH. As part of the Confirmation Order, the Liquidating Trust Advisory Board Members were appointed to the Liquidating Trust Advisory Board as of the Effective Date, and their appointment was approved by the Bankruptcy Court. The Liquidating Trust Advisory Board Members are holders of Class 3 and Class 4 Claims under the Plan and therefore hold Trust Interests in the Trust.

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

E. Corporate Information

Our principal offices are located at: c/o Alvarez & Marsal North America, LLC, 100 Pine Street, Suite 900, San Francisco, California 94111

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

 The hearing before the Xianyang Court took place on January 24, 2013 and a verdict was issued on April 24, 2013. The verdict held in favor of Faith Bloom on demands (i), (ii) and (iii), referenced above. In early June 2013, Jun He was notified by the Xianyang Court of Li Fu’s appeal of the Xianyang Court’s verdict. The appellate hearing took place before the Shaanxi Province Highest People’s Court on October 9, 2013. As a result of Li Fu’s failure to appear, however, the appellate hearing was held on December 10, 2013. Subsequent to the December 10, 2013 appellate hearing, Li Fu withdrew his appeal, making the Xianyang Court’s verdict enforceable. On November 3, 2014, Faith Bloom gained physical possession of the Shaanxi Haize plant as a result of the Xianyang Court’s enforcement action. On February 2, 2015, Faith Bloom executed an Equity Transfer Agreement with Mr. Wang Xiaohong pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”). It is uncertain whether the Transaction will be consummated given ongoing judicial enforcement action against Shaanxi Haize assets.

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

On May 22, 2013, Du Lei filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Du Lei’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Du Lei’s appeal of the Tai’an Intermediate People’s Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The hearing before the Tai’an Court took place on May 23, 2014 and a verdict was issued on June 16, 2014. The verdict held in favor of Faith Bloom on demands (ii) and (iii) referenced above. Du Lei appealed the Tai’an Court’s verdict. An appellate hearing before the Shandong Province Highest People’s Court took place on December 22, 2014, which resulted in the Shandong Province Highest People’s Court affirming the Tai’an Court’s verdict. Faith Bloom is working through its Chinese counsel to enforce the verdict.

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

On May 22, 2013, Chen Xukui filed a petition in the Tai’an Court challenging the Tai’an Court’s jurisdiction over the matter. Chen Xukui’s petition was rejected by the Tai’an Court on June 27, 2013. In August 2013, Jun He received notice of Chen Xukui’s  appeal of the Tai’an Court’s finding that it has proper jurisdiction over the case to the Shandong Province Highest People’s Court. On March 24, 2014, the Shandong Province Highest People’s Court found that the Tai’an Court has original jurisdiction over the matter. The hearing before the Tai’an Court took place on May 23, 2014 and a verdict was issued on June 16, 2014. The verdict held in favor of Faith Bloom on demands (ii) and (iii) referenced above. Chen Xukui appealed the Tai’an Court’s verdict. An appellate hearing before the Shandong Province Highest People’s Court took place on December 22, 2014, which resulted in the Shandong Province Highest People’s Court affirming the Tai’an Court’s verdict. Faith Bloom is working through its Chinese counsel to enforce the verdict.

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

On May 28, 2014, the Trust filed an Amended Complaint substantively identical to the Complaint. On June 16, 2014, Hansen filed a motion to dismiss the Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Hansen’s motion to dismiss asserts that the Trust’s claims are barred by the doctrine of in pari delicto, statutes of limitation and Nevada’s comparative negligence statute. On July 3, 2014, the Trust filed an opposition to the motion to dismiss and on July 14, 2014, Hansen filed its reply in support. On September 9, 2014, the Court granted Hansen’s motion to dismiss the Amended Motion without prejudice as to the Trust’s claims for professional negligence, malpractice and breach of contract. In so doing, the Court rejected Hansen’s arguments that the claims were barred by statutes of limitation or the doctrine of in pari delicto, but found that the Trust had failed to plead sufficient facts to adequately state a claim for relief.  The Court also dismissed with prejudice the Trust’s claim of fraudulent transfer against Hansen.

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

On August 20, 2013, the Trust, through its counsel Maupin, Cox & LeGoy, filed a complaint (the “Complaint”) against Andrew Chen, Xiangzhi Chen and Anhui Guo (collectively, the “Officer Defendants”) arising from certain actions or non-actions they took to the detriment of the Company while serving as executive officers of the Company. In the Complaint, the Trust asserts claims against the Officer Defendants for (i) breaches of their fiduciary duty, (ii) waste of corporate assets, (iii) conversion and (iv) unjust enrichment and seeks judgment for compensatory, general and special damages in an amount to be determined at trial and litigation costs, including attorneys’ fees. Counsel for the Trust has been unable to serve the Complaint on the Officer Defendants.

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

On November 25, 2013, the Independent Directors and KPMG HK moved to dismiss (“Motions to Dismiss”) the Third Amended Complaint on the grounds, among others, that it failed to state cognizable claims against them. The Motions to Dismiss the Third Amended Complaint were fully briefed as of January 13, 2014. On July 1, 2014, the Court denied KPMG HK’s Motion to Dismiss without prejudice to renewal. On August 12, 2014, the Court granted the Independent Directors’ motion to dismiss the Third Amended and Consolidated Complaint.  On October 24, 2014, Plaintiffs moved (“Plaintiffs’ Rule 60(b) Motion”) for relief from judgment under Rule 60(b)(1) and (2) and for leave to amend their complaint under Rule 15(a) and (d) against the Independent Directors.  Defendants responded to Plaintiffs’ Rule 60(b) Motion on January 9, 2015. Plaintiffs’ replied in support of their Rule 60(b) Motion on January 16, 2015. The Court has not yet ruled on the Plaintiffs’ Rule 60(b) Motion.

On January 8, 2014, the Company filed its Answer to the allegations raised against it in the Third Amended Complaint. In its Answer, the Company denied all material allegations of wrongdoing against it and raised certain affirmative defenses.

Discovery is stayed pending a decision on Plaintiffs’ Rule 60(b) Motion .  No trial date has been set.

10.	Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.

On October 14, 2014, Oaktree Capital Management, L.P., on behalf of certain of its managed accounts; Oaktree (Lux.) Funds – Oaktree Convertible Bond Fund; Oaktree High Income Convertible Fund, L.P.; Oaktree High Income Convertible Fund II, L.P.; Oaktree Non-U.S. Convertible Fund, L.P.; Oaktree TT Multi-Strategy Fund, L.P.; OCM Global Convertible Securities Fund; OCM International Convertible Trust; OCM Non-U.S. Convertible Securities Fund; Lazard Asset Management LLC, on behalf of its managed accounts; HFR CA Lazard Rathmore Master Trust; AG OFCON LTD.; Zazove Associates LLC, on behalf of certain of its managed funds and accounts; CNH CA Master Account, L.P.; CNH Diversified Opportunities Master Account, L.P.; Advent Claymore Convertible Securities and Income Fund II; AQR Capital Management, LLC; AQR Convertible Opportunities Bond UCITS Fund; AQR Delta Master Account, L.P.; AQR Opportunistic Premium Offshore Fund L.P.; AQR Diversified Arbitrage Fund; and Delaware Public Employees’ Retirement System (collectively, the “Plaintiffs”) filed a declaratory judgment action as an adversary action in the ShengdaTech bankruptcy proceedings in the U.S. Bankruptcy Court for the District of Nevada against Ironshore Indemnity, Inc.; Federal Insurance Company, A. Carl Mudd, Sheldon B. Saidman, Miller Investment Trust, Jura Limited, and The Randi and Clifford Lane Foundation (the “Defendants”).

In their Complaint, Plaintiffs seek declaratory judgments that (a) an insurance policy issued by Ironshore Indemnity, Inc. (the “Ironshore Policy”) and its proceeds are property of the Trust (Count I); (b) an insurance policy issued by Federal Insurance Company (the Federal Policy”) and its proceeds are property of the Trust (Count II); and (c) the implementation of a settlement arranged in connection with a separate action (the “Miller Action”) would violate Section 11.2(b) of the Plan or the post-confirmation injunction (Count III). The Complaint further seeks an injunction preventing the disbursement of proceeds from either the Ironshore Policy or Federal Policy (collectively, the “Insurance Policies”) pursuant to the settlement reached in the Miller Action (Count IV).

Plaintiff filed a Motion for Preliminary Injunction (“Injunction Motion”) in the case on October 15, 2014. Defendants responded to the Injunction Motion on October 22, 2014. Plaintiffs replied in support of the Injunction Motion on October 24, 2014. On November 4, 2014, Defendants sought leave to file a joint sur-reply to Plaintiffs’ reply in support of the Injunction Motion, which request was granted on November 12, 2014.

On November 12, 2014, the Trust filed a motion to intervene in the adversary action as a plaintiff and a joinder to the Injunction Motion. The Court granted the Trust’s motion to intervene and determined that the Trust had standing and was the proper party to pursue the adversary action.

On December 2, 2014, the Court entered a preliminary injunction order enjoining disbursements under the Federal or Ironshore Policies, which expired on February 12, 2015. In doing so, the Court found that the Trust had met the standards for a preliminary injunction including that the Trust had a likely chance to succeed on the merits of the claim that the insurance proceeds were property of the Trust. Thereafter, the Court extended the preliminary injunction to and including March 16, 2015. On March 16, 2015, the parties filed an agreed order to extend the preliminary injunction to and including April 15, 2015.

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

None.

ITEM 6.                SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Trust for the fiscal year ended December 31, 2014 and should be read in conjunction with the financial statements of the Trust and the notes thereto and other financial information contained elsewhere in this Form 10-K. Management’s discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and based upon current expectations that involve risks and uncertainties, such as the Trust’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the fiscal year ended December 31, 2014, net assets in liquidation decreased by $1,435,776, compared to an increase in net assets in liquidation of $570,052 for the fiscal year ended December 31, 2013. The decrease in the fiscal year ended December 31, 2014 was due to decreases in cash and cash equivalents and the estimated claim settlement offset by a decrease in the estimated costs to complete the liquidation. During the fiscal year ended December 31, 2014, the Trust collected on the estimated claims settlement and made payments on costs to complete the liquidation. The Trust did not make any distributions to holders of Trust Interests.

Liquidity and Capital Resources

As of December 31, 2014, the Trust’s cash and cash equivalents totaled $1,775,609 and it held professional retainers in the amount of $271,000. At the same date, the Trust had accrued liabilities of $743,023 and estimated costs to complete the liquidation of $922,566.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee, who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Trustee who is our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013 (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Trust’s internal control that adversely affected the Trust’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.             OTHER INFORMATION

On February 5, 2015, Faith Bloom entered into an equity transfer agreement with Mr. Wang Xiohong, pursuant to which Faith Bloom agreed to sell 100% of its equity interest in Shaanxi Haize to Mr. Wang for a purchase price of RMB 15,200,000.  The purchase price is due in installments, with the final payment becoming due upon the expiration of a trial operational period of three months.  The equity transfer is subject to the issuance of a new business license reflecting the new name of the buyer.

The equity transfer agreement also includes certain covenants, including a two year commitment by Mr. Wang to assist Faith Bloom in the pursuit of its claims against Mr. Chen Xiangzhi and his affiliates, with any proceeds received from such claims belonging to Faith Bloom, and a covenant against any further sales of Shaanxi Haize for a three year period.

It is uncertain whether this transaction will be consummated given ongoing judicial enforcement actions against the Shaanxi Haize assets.

The foregoing description of the equity transfer agreement is qualified in its entirety by reference to the full text of the equity transfer agreement, which is included as Exhibit 10.3 hereto.

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

Michael Kang is a Managing Director with Alvarez & Marsal North America, LLC in San Francisco, where he specializes in providing interim management and restructuring advisory services to companies, boards of directors and creditors. Prior to joining Alvarez & Marsal, Mr. Kang worked at Deloitte & Touche LLP and Price Waterhouse LLP. Mr. Kang is a certified public accountant in California, a certified insolvency and restructuring advisor, and a former member of the board of directors of the Turnaround Management Association. Mr. Kang obtained a Bachelors of Arts degree in Business Economics in 1993 from the University of California, Los Angeles – College of Honors and a Masters of Business Administration in 2001 from the University of California, Berkeley – Hass School of Business.

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

Executive Compensation

The Trust does not have any employees and as such has not paid any executive compensation during the fiscal year ended December 31, 2014. The Trust has retained the services of Michael Kang through an agreement with Alvarez & Marsal North America LLC where he is a Managing Director.

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

Security Ownership

As of December 31, 2014, there were 16,300 Trust Interests outstanding.

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

Related Party Transactions

Alvarez & Marsal North America LLC (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From inception through December 31, 2014, A&M has been paid $763,159 and has estimated unpaid fees and expenses of $408,607, which is included in payables and accrued liabilities.

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

We paid the following fees to our independent registered public accounting firms for work performed in fiscal 2013 and 2014:

	2014	2013
Audit Fees	$33,000	$33,000
Audit-Related Fees	-
Tax Fees	6,000	$6,000
All Other Fees	-
Total	$39,000	$39,000

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(b)	Exhibits;

Exhibit Number	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013)

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013)

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013)

10.1	Engagement Letter with Alvarez & Marsal Holdings LLC (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013)

10.2	Settlement and Release Agreement by and among the Trust, KPMG, KPMG LLP and KPMG International Cooperative, effective as of February 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.3*	Equity Transfer Agreement, dated February 5, 2015, between Faith Bloom Limited and Mr. Wang Xiaohong.

21	The Trust has no subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Order Confirming First Amended Chapter 11 Plan of Reorganization (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013)

101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2015

SHENGDATECH LIQUIDATING TRUST

By:	/s/ Michael Kang
Michael Kang
Trustee
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Trustee of

ShengdaTech Liquidating Trust

We have audited the accompanying statements of net assets available for liquidation (liquidation basis) of ShengdaTech Liquidating Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of changes in net assets in liquidation (liquidation basis) for the years then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation (liquidation basis) of the Trust as of December 31, 2014 and 2013 and statements of liquidating activities for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

Bernstein & Pinchuk LLP

New York, New York

March 31, 2015

SHENGDATECH LIQUIDATING TRUST

STATEMENTS OF NET ASSETS AVAILABLE FOR LIQUIDATION

(Liquidation Basis)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,775,609	$1,591,419
Restricted Cash	-	-
Professional retainers	271,000	256,000
Estimated claim settlement	-	2,750,000
Total assets	2,046,609	4,597,419

Liabilities
Payables and accrued liabilities	743,023	353,373
Estimated costs to complete liquidation	922,566	2,427,250
Total liabilities	1,665,589	2,780,623

Net assets in liquidation	$381,020	$1,816,796

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

	For the year ended December 31, 2014	For the year ended December 31, 2013
(Decreases) Increases in net assets:
Increase / (Amortization) of professional retainers	$15,000	$(35,000)
Administrative expenses and professional fees paid	184,190	(2,130,368)
Accrued administrative expenses and professional fees	(389,650)	2,670
Estimated claim settlement	(2,750,000)	2,750,000
Decrease / (Increase) in estimated costs to complete liquidation	1,504,684	(17,250)
(Decrease) / Increase in net assets in liquidation	(1,435,776)	570,052

Net assets in liquidation - Beginning of the period	1,816,796	1,246,744

Net assets in liquidation – End of the period	$381,020	$1,816,796

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at December 31, 2014 and 2013, which has been derived from audited financial statements.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at December 31, 2014 and 2013 was entirely held in cash.

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

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust has taken control of Shaanxi Haize and is in the process of working with counsel to enforce the other judgments. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity (including the value generated through the sale of Shaanxi Haize and the value generated if any of the other factories are recovered), it is not practical to estimate its fair value.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represents the estimated cash costs of operating the Trust through June 30, 2015. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of December 31, 2014 the cash balance was $1,775,609. Of this balance $1,697,242 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of December 31, 2014 three of these professional services firms kept retainers pursuant to their engagement letters totaling $271,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

4. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

As of December 31, 2014, the Trust continues to hold 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries, with the exception of Shaanxi Haize.

The Debtor and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust has taken control of Shaanxi Haize and is in the process of working with counsel to enforce the other judgments. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity (including the value generated through the sale of Shaanxi Haize and the value generated if any of the other factories are recovered), it is not practical to estimate its fair value.

5. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $743,023 consist primarily of incurred but unpaid professional fees and expenses.

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of December 31, 2014, the estimate of costs to complete the liquidation of the Trust Assets is $922,566 and such amount represents the estimated costs of operating the Trust through June 30, 2015. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

8. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then the Trust received $2,750,000 in proceeds from settling a claim against KPMG Hong Kong which was reflected as an estimated claim settlement as of December 31, 2013. Between October 17, 2012 (inception) and December 31, 2014, the Trust paid out $5,981,322 to various Trust creditors including, $4,930,844 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

9. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North America LLC (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through December 31, 2014, A&M has been paid $763,159 and has estimated unpaid fees and expenses of $408,607, which is included in payables and accrued liabilities.

10. SUBSEQUENT EVENTS

On November 3, 2014, Faith Bloom gained physical possession of the Shaanxi Haize plant as a result of the Xianyang Court’s enforcement action. On February 2, 2015, Faith Bloom executed an Equity Transfer Agreement with Mr. Wang Xiaohong pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”). It is uncertain whether the Transaction will be consummated given ongoing judicial enforcement action against Shaanxi Haize assets.

The Company has considered all events occurring through the date the financial statements have been issued, and has determined that no other such events that are material to the financial statements.

