Form 10-Q
period 2015-03-31
SHENGDATECH LIQUIDATING TRUST
filed 2015-05-14
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54945

SHENGDATECH LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Nevada	30-6327638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Alvarez & Marsal Holdings, LLC, 425 Market Street, 18th Floor , San Francisco, California 94105
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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2015
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

(Liquidation Basis)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$1,090,010	$1,775,609
Professional retainers	271,000	271,000
Other receivable	887,168	-
Total assets	2,248,178	2,046,609

Liabilities
Payables and accrued liabilities	641,494	743,023
Estimated costs to complete liquidation	1,283,248	922,566
Total liabilities	1,924,742	1,655,589

Net assets in liquidation	$323,436	$381,020

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

	For the three months ended

	March 31, 2015 (Unaudited)	March 31, 2014 (Unaudited)
(Decreases) Increases in net assets:
Increase in Other Receivable	$887,168	$-
Administrative expenses and professional fees paid	(685,599)	(273,560)
Accrued administrative expenses and professional fees	101,529	179,938
Changes in estimated costs to complete liquidation	(360,682)	207,756
Increase (decrease) in net assets in liquidation	(57,584)	114,134

Net assets in liquidation - Beginning of the period	381,020	1,816,796

Net assets in liquidation – End of the period	$323,436	$1,930,930

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The ShengdaTech Liquidating Trust (the “Trust”) was formed pursuant to the First Amended Chapter 11 Plan of Reorganization (the “Plan”) of ShendgaTech, Inc. (the “Debtor” or “Company”). The Plan was confirmed on October 2, 2012 and became effective on October 17, 2012 (the “Effective Date”).

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at March 31, 2015, which has been derived from unaudited interim financial statements which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three months ended March 31, 2015 are not necessarily indicative of the changes in net assets that may be expected for the full year.

The Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim financial statements should be read in conjunction with the Trust’s financial statements for the year ended December 31, 2014 included in Form 10-K filed on March 31, 2015.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at March 31, 2015 was entirely held in cash.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represent the estimated cash costs of operating the Trust through November 30, 2015. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. The estimated liquidation date has been extended to November 30, 2015 based on status of various asset recovery and litigation actions in China. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of May 14, 2015, the Financial Accounting Standards Board (“FASB”) issued up to ASU 2015-07 which are not expected to have a material impact on the consolidated financial statements upon adoption.

2.	CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of March 31, 2015, the cash balance was $1,090,010. Of this balance, $1,011,643 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3.	PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of March 31, 2015, three of these professional services firms kept retainers pursuant to their engagement letters totaling $271,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

4.	OTHER RECEIVABLE

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

On November 3, 2014, Faith Bloom gained physical possession of the Shaanxi Haize plant as a result of the Xianyang Court’s enforcement action. On February 2, 2015, Faith Bloom executed an Equity Transfer Agreement with Mr. Wang Xiaohong, a third party pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”). The total potential value of the Transaction, if finalized is RMB 15.2 million, before selling expenses. It is uncertain whether the Transaction will be consummated given ongoing judicial enforcement action against Shaanxi Haize assets. Related to the Transaction, the Trust’s counsel holds a non-refundable deposit of RMB5.5 million (the equivalent of USD$887,168) which is reflected as Other Receivable as of March 31, 2015.

5.	PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $641,494 at March 31, 2015 consist primarily of incurred but unpaid professional fees and expenses.

6.	ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of March 31, 2015, the estimate of costs to complete the liquidation of the Trust Assets is $1,283,248 and such amount represents the estimated costs of operating the Trust through November 30, 2015. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7.	DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

8.	CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then the Trust received $2,750,000 in proceeds from settling a claim against KPMG Hong Kong. Between October 17, 2012 (inception) and March 31, 2015, the Trust paid out $6,676,920 to various Trust creditors including, $5,626,442 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

9.	RELATED PARTY TRANSACTIONS

Alvarez & Marsal North America LLC (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through March 31, 2015, A&M has been paid $1,117,766 and has estimated unpaid fees and expenses of $240,000 which is included in payables and accrued liabilities.

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

On November 3, 2014, Faith Bloom gained physical possession of the Shaanxi Haize plant as a result of the Xianyang Court’s enforcement action. On February 2, 2015, Faith Bloom executed an Equity Transfer Agreement with Mr. Wang Xiaohong, a third party, pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”). It is uncertain whether the Transaction will be consummated given ongoing judicial enforcement action against Shaanxi Haize assets. See Part II, Item 1 – “Legal Proceedings” for a full description of this matter.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of March 31, 2015 and for the three month periods ending March 31, 2015 and March 31, 2014 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

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

Comparison of three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015, the Trust incurred costs of $584,070 versus $93,621 during the three months ended March 31, 2014. The increase in overall costs incurred is due primarily to the payment of fees related to on going work to recover trust assets. For the three months ended March 31, 2015, net assets in liquidation decreased by $57,584 and ended the period at $323,436, compared to the three months ended March 31, 2014 when net assets in liquidation increased $114,134 and ended the period at $1,930,930.

During the three month periods ended March 31, 2015 and March 31, 2014, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests.

As of March 31, 2015, the Trust’s cash and cash equivalents totaled $1,090,010 and the Trust had assets valued at $887,168. At the same date, the Trust had accrued liabilities of $641,494 and estimated costs to complete the liquidation of $1,283,248.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On March 27, 2015, Plaintiffs and KPMG HK executed a Stipulation and Agreement of Settlement (the “Stipulation”) to resolve all claims between them that were or could have been raised in the litigation. On April 22, 2015, Plaintiffs filed a Motion for Preliminary Approval of Partial Class Action Settlement (the “Motion for Preliminary Approval of Partial Settlement”) and related papers including a memorandum in support, a form of notice and the Stipulation. On April 24, 2015, the Court entered an order setting the hearing on the Motion for Preliminary Approval of Partial Settlement for May 14, 2015. The Stipulation does not resolve Plaintiffs’ complaint against the Company or its former officers or directors.

Discovery is stayed pending a decision on Plaintiffs’ Rule 60(b) Motion .  No trial date has been set.

10.	Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.

Beginning in 2012, bondholders of the Company initiated various individual lawsuits against former directors and officers of the Company relating to the ShengdaTech bankruptcy proceedings. In October,, 2014, Miller Investment Trust, plaintiffs in one such lawsuit, reached a settlement in principal with certain of the former directors and officers of the Company which would have potentially impacted proceeds payable pursuant to (a) an insurance policy issued by Ironshore Indemnity, Inc. (the “Ironshore Policy”), and (b) an insurance policy issued by Federal Insurance Company (the “Federal Policy”).

On October 14, 2014, Oaktree Capital Management, L.P., on behalf of certain of its managed accounts; Oaktree (Lux.) Funds – Oaktree Convertible Bond Fund; Oaktree High Income Convertible Fund, L.P.; Oaktree High Income Convertible Fund II, L.P.; Oaktree Non-U.S. Convertible Fund, L.P.; Oaktree TT Multi-Strategy Fund, L.P.; OCM Global Convertible Securities Fund; OCM International Convertible Trust; OCM Non-U.S. Convertible Securities Fund; Lazard Asset Management LLC, on behalf of its managed accounts; HFR CA Lazard Rathmore Master Trust; AG OFCON LTD.; Zazove Associates LLC, on behalf of certain of its managed funds and accounts; CNH CA Master Account, L.P.; CNH Diversified Opportunities Master Account, L.P.; Advent Claymore Convertible Securities and Income Fund II; AQR Capital Management, LLC; AQR Convertible Opportunities Bond UCITS Fund; AQR Delta Master Account, L.P.; AQR Opportunistic Premium Offshore Fund L.P.; AQR Diversified Arbitrage Fund; and Delaware Public Employees’ Retirement System (collectively, the “Plaintiffs”) filed a declaratory judgment action as an adversary action in the ShengdaTech bankruptcy proceedings in the U.S. Bankruptcy Court for the District of Nevada against Ironshore Indemnity, Inc.; Federal Insurance Company, A. Carl Mudd, Sheldon B. Saidman, Miller Investment Trust, Jura Limited, and The Randi and Clifford Lane Foundation (the “Defendants”). Plaintiffs were among the bondholders who had previously initiated individual lawsuits against the Company’s directors and officers relating to the ShengdaTech bankruptcy proceedings.

In their Complaint, Plaintiffs seek declaratory judgments that (a) the Ironshore Policy and its proceeds are property of the Trust (Count I); (b) the Federal Policy and its proceeds are property of the Trust (Count II); and (c) the implementation of a settlement reached in connection with a separate action (the “Miller Action”) would violate Section 11.2(b) of the Plan or the post-confirmation injunction (Count III). The Complaint further seeks an injunction preventing the disbursement of proceeds from either the Ironshore Policy or Federal Policy (collectively, the “Insurance Policies”) pursuant to the settlement reached in the Miller Action (Count IV).

Plaintiffs filed a Motion for Preliminary Injunction (“Injunction Motion”) in the case on October 15, 2014. Defendants responded to the Injunction Motion on October 22, 2014. Plaintiffs replied in support of the Injunction Motion on October 24, 2014. On November 4, 2014, Defendants sought leave to file a joint sur-reply to Plaintiffs’ reply in support of the Injunction Motion, which request was granted on November 12, 2014.

On November 12, 2014, the Trust filed a motion to intervene in the adversary action as a plaintiff and a joinder to the Injunction Motion. The Court granted the Trust’s motion to intervene and determined that the Trust had standing and was the proper party to pursue the adversary action.

On December 2, 2014, the Court entered a preliminary injunction order enjoining disbursements under the Federal or Ironshore Policies, which expired on February 12, 2015. In doing so, the Court found that the Trust had met the standards for a preliminary injunction including that the Trust had a likely chance to succeed on the merits of the claim that the insurance proceeds were property of the Trust. Thereafter, the Court extended the preliminary injunction to and including March 16, 2015. By agreement of the parties, the Court thereafter extended the preliminary injunction to and including June 17, 2015.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

10.1	Equity Transfer Agreement, dated February 5, 2015, between Faith Bloom Limited and Mr. Wang Xiaohong (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.1	Interactive Data File*

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGDATECH LIQUIDATING TRUST

Dated: May 14, 2015	/s/ Michael Kang
	By:	Michael Kang
	Its:	Trustee (Principal Financial Officer and Principal Accounting Officer)

