Form 10-Q
period 2015-06-30
SHENGDATECH LIQUIDATING TRUST
filed 2015-08-13
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2015
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

June 30, 2015 and December 31, 2014

(Liquidation Basis)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$542,970	$1,775,609
Professional retainers	271,000	271,000
Other Receivables	2,759,535	-
Total assets	3,573,505	2,046,609

Liabilities
Payables and accrued liabilities	648,771	743,023
Estimated costs to complete liquidation	1,875,503	922,566
Total liabilities	2,524,274	1,665,589

Net assets in liquidation	$1,049,231	$381,020

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014

(Liquidation Basis)

	For the three months ended		For the six months ended

	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)
(Decreases) Increases in net assets:

Increase (decrease) in Other Trust Assets	1,872,367	(2,750,000)	2,759,535	(2,750,000)
Administrative expenses and professional fees paid, net of recoveries	(547,040)	1,631,431	(1,232,639)	1,357,871
Changes in accrued administrative expenses and professional fees	(7,277)	(68,438)	94,252	111,501
Changes in estimated costs to complete liquidation	(592,255)	1,187,007	(952,937)	1,394,762
Increase in net assets in liquidation	725,795	-	668,211	114,134

Net assets in liquidation - Beginning of the period	323,436	1,930,930	381,020	1,816,796

Net assets in liquidation – End of the period	$1,049,231	$1,930,930	$1,049,231	$1,930,930

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

In accordance with the Trust Agreement and the Plan, the Trust, in its discretion, will pursue the Company’s outstanding litigation in the People’s Republic of China (the “PRC”); pursue any other litigation (including against the Company’s former officers, directors and auditors); hold and sell, if possible, the Company’s shares in Faith Bloom; execute, process and facilitate available distributions to holders of claims (“Claims”) and equity interests (“Equity Interests”) under the Plan; and resolve disputed Claims and Equity Interests. The Trust remains subject to the jurisdiction of the Bankruptcy Court through the term of its existence.

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at June 30, 2015, which has been derived from unaudited interim financial statements which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three and six months ended June 30, 2015 are not necessarily indicative of the changes in net assets that may be expected for the full year.

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

The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at June 30, 2015 was entirely held in cash.

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

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust has taken control of Shaanxi Haize, is in the process of completing a sale of Shaanxi Haize and is evaluating its options with counsel with respect to the enforcment of the other judgments. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity (including the value generated through the sale of Shaanxi Haize and the value generated if any of the other factories are recovered), it is not practical to estimate its fair value.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represent the estimated cash costs of operating the Trust through March 31, 2016. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

INCOME TAXES

The Trust is treated as a grantor trust and not a corporation. Accordingly, any income or loss of the Trust will not be taxable to the Trust but will be taxable to the holders of beneficial interests in the Trust, as if such holders had themselves realized the income or loss from their pro rata interest in the Trust assets.

USE OF ESTIMATES

Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets and liabilities have been recorded at their estimated fair values. Given there is inherent uncertainty in the valuation process, the amounts actually realized or settled could be materially different from those reflected in the accompanying Management of the Trust has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets and liabilities have been recorded at their estimated fair values. Given there is inherent uncertainty in the valuation process, the amounts actually realized or settled could be materially different from those reflected in the accompanying consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As of August 14, 2015, the Financial Accounting Standards Board (“FASB”) issued up to ASU 2015-06, which are not expected to have a material impact on the consolidated financial statements upon adoption.

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of June 30, 2015, the cash balance was $542,970. Of this balance, $464,603 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of June 30, 2015, three of these professional services firms kept retainers pursuant to their engagement letters totaling $271,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

4. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

As of June 30, the Trust continues to hold 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries, with the exception of Shaanxi Haize.

The Debtor and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust has taken control of Shaanxi Haize, is in the process of completing a sale of Shaanxi Haize and is in the process of working with counsel to evaluate its options with respect to the enforcement of the other judgments. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity (including the value generated through the sale of Shaanxi Haize and the value generated if any of the other factories are recovered), it is not practical to estimate its fair value.

On November 3, 2014, Faith Bloom gained physical possession of the Shaanxi Haize plant as a result of the Xianyang Court’s enforcement action. On February 2, 2015, Faith Bloom executed an Equity Transfer Agreement with Mr. Wang Xiaohong pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”). It is uncertain whether the Transaction will be consummated given ongoing judicial enforcement action against Shaanxi Haize assets. Related to the Transaction, the Trust’s counsel holds a sales proceeds of RMB11 million (the equivalent of USD$1,759,535) which is reflected in Other Receivables as of June 30, 2015.

In connection with a recent settlement reached with certain of the insurance carriers that provided officer and director insurance coverage to ShengdaTech, Inc., the Trust will receive a settlement payment of $1,000,000 from such insurance carriers to settle certain coverage disputed and to reimburse the Trust for defense costs. A significant portion of this $1,000,000 will be used to pay outstanding legal fees and expenses incurred by the Trust’s counsel in pursuing litigation and defending litigation covered by such insurance policies. The $1,000,000 is reflected in Other Receivables on the Statement of Net Assets Available for Liquidation and the estimates for the associated outstanding legal fees and expenses are included in the estimated cost to complete liquidation.

5. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $648,771 at June 30, 2015 consist primarily of incurred but unpaid professional fees and expenses.

6. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of June 30, 2015, the estimate of costs to complete the liquidation of the Trust Assets is $1,875,503 and such amount represents the estimated costs of operating the Trust through March 31, 2016. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

7. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

8. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). Since then the Trust received $2,750,000 in proceeds from settling a claim against KPMG Hong Kong. Between October 17, 2012 (inception) and June 30, 2015, the Trust paid out $7,223,961 to various Trust creditors including, $6,173,483 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

9. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North America LLC (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through June 30, 2015, A&M has been paid $1,399,926 and has estimated unpaid fees and expenses of $75,000 which is included in payables and accrued liabilities.

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

On July 17, 2015, the U.S. Bankruptcy Court for the District of Nevada approved the Trust’s motion to approve the settlement agreement (the “D&O Settlement”) related to the “Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.” matter. Pursuant to the D&O Settlement, Federal and Ironshore (the “Insurance Carriers”) will pay a total of $7.9 million for the following (a) $1 million to the Liquidating Trust for payment of litigation costs (“Defense Costs”) incurred by the Liquidating Trust and to the extent any monies remain after payment of Defense Costs to fund the ongoing administration of the Trust or to the holders of Allowed Class 4 Claim; (b) $2.4 million to the Miller Trust Plaintiffs, and (c) $4.5 million to the Oaktree Plaintiffs. In exchange for the Payments, the Insurance Carriers, the Trust and the defendants in the Miller Trust and Oaktree litigations receive complete releases. See Part II, Item 1 – “Legal Proceedings” for a full description of this matter.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of June 30, 2015 and for the three and six month periods ending June 30, 2015 and June 30, 2014 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

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

Comparison of three months ended June 30, 2015 and 2014

For the three months ended June 30, 2015, the Trust incurred costs of $547,040 versus net cash received of $1,631,431 during the three months ended June 30, 2014. The increase in overall costs incurred is due primarily to the payment of fees related to on going work to recover Trust Assets. For the three months ended June 30, 2015, net assets in liquidation increased by $725,795 and ended the period at $1,049,231, compared to the three months ended June 30, 2014 when net assets in liquidation remained unchanged and ended the period at $1,930,930.

During the three month periods ended June 30, 2015 and June 30, 2014, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests.

Comparison of six months ended June 30, 2015 and 2014

For the six months ended June 30, 2015, the Trust incurred costs of $1,232,639 versus net cash received of $1,357,871 during the six months ended June 30, 2014. The increase in overall costs incurred is due primarily to the payment of fees related to on going work to recover Trust Assets. For the six months ended June 30, 2015, net assets in liquidation increased by $668,211 and ended the period at $1,049,231, compared to the six months ended June 30, 2014 when net assets in liquidation increased $114,134 and ended the period at $1,930,930.

During the six month period ended June 30, 2015 and June 30, 2014, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests.

As of June 30, 2015, the Trust’s cash and cash equivalents totaled $542,970, it held retainers paid to professionals of $271,000 and had other receivables valued at $2,759,535. At the same date, the Trust had accrued liabilities of $648,771 and estimated costs to complete the liquidation of $1,875,503.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The hearing before the Zibo Court took place on May 24, 2013 and a verdict was issued on August 10, 2013. The verdict held in favor of Faith Bloom on demands (i) and (ii) referenced above. The Zibo Jiaze Defendants appealed the Zibo Court verdict. A hearing before the Zibo Intermediate People’s Court, the appellate court, took place on March 10, 2014. The Zibo Intermediate People’s Court affirmed the Zibo Court’s verdict on June 3, 2014. Faith Bloom is working through its Chinese counsel to evaluate its options to enforce the verdict.

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

The hearing before the Hefei Court took place on November 12, 2012 and a verdict was issued on December 13, 2012. The verdict held in favor of Faith Bloom on demands (i) and (v), referenced above, and held partially in favor of Faith Bloom on demands (ii) and (iii), referenced above. On April 3, 2013, Jun He was notified by the Hefei Court of Chen Bo’s appeal of the Hefei Court’s verdict. The hearing before the Intermediate People’s Court of Hefei took place on September 4, 2013. The Intermediate People’s Court of Hefei has yet to issue a verdict on the appeal. The Intermediate People’s Court of Hefei, the appellate court, affirmed the Hefei Court’s verdict on December 16, 2013. Faith Bloom is working through its Chinese counsel to evaluate its options to enforce the verdict.

6.	ShengdaTech Liquidating Trust v. Hansen, Barnett & Maxwell, P.C. (“Hansen”), Baker Tilly International Limited (“Baker Tilly”), KPMG International Cooperative (“KPMG Int’l”), and KPMG LLP (“KPMG”) (collectively, the “Auditor Defendants”).

On August 15, 2013, the Trust, through its counsel Grant & Eisenhofer P.A., filed a complaint (the “Complaint”) against the Auditor Defendants as an adversary proceeding in the United States Bankruptcy Court for the District of Nevada arising out of the Auditor Defendants’ audits and reviews of the Company’s financial statements from 2007 through 2010. In its Complaint, the Trust asserts claims for professional negligence and malpractice against all of the Auditor Defendants and breach of contract and fraudulent transfer against Hansen. The Complaint seeks a judgment awarding (i) compensatory damages in an amount to be proven at trial, (ii) prejudgment interest at the maximum allowable rate, (iii) disgorgement of all fees the Auditor Defendants received in connection with the subject audit and reviews, and (iv) costs of the suit including reasonable attorneys’ and experts’ fees and disbursements. Since filing the complaint, Baker Tilly has been dismissed as a defendant.

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

On November 25, 2013, the Independent Directors and KPMG HK moved to dismiss (“Motions to Dismiss”) the Third Amended Complaint on the grounds, among others, that it failed to state cognizable claims against them. The Motions to Dismiss the Third Amended Complaint were fully briefed as of January 13, 2014. On July 1, 2014, the Court denied KPMG HK’s Motion to Dismiss without prejudice to renewal. On August 12, 2014, the Court granted the Independent Directors’ motion to dismiss the Third Amended and Consolidated Complaint.  On October 24, 2014, Plaintiffs moved (“Plaintiffs’ Rule 60(b) Motion”) for relief from judgment under Rule 60(b)(1) and (2) and for leave to amend their complaint under Rule 15(a) and (d) against the Independent Directors.  On May 28, 2015, the Court denied Plaintiffs’ Rule 60(b) Motion and motion for leave to file an amended complaint.

On January 8, 2014, the Company filed its Answer to the allegations raised against it in the Third Amended Complaint. In its Answer, the Company denied all material allegations of wrongdoing against it and raised certain affirmative defenses.

On March 27, 2015, Plaintiffs and KPMG HK executed a Stipulation and Agreement of Settlement (the “Stipulation”) to resolve all claims between them that were or could have been raised in the litigation. On April 22, 2015, Plaintiffs filed a Motion for Preliminary Approval of Partial Class Action Settlement (the “Motion for Preliminary Approval of Partial Settlement”) and related papers including a memorandum in support, a form of notice and the Stipulation. On June 8, 2015, the Court preliminarily approved the Stipulation and the settlement set forth therein and set the settlement hearing to determine, among other things, whether the Stipulation will be finally approved and a judgment entered thereon for September 17, 2015. The Stipulation does not resolve Plaintiffs’ complaint against the Company or its former officers or directors.

On July 10, 2015, the Company and Plaintiffs informed the Court that the parties anticipated filing a notice of dismissal of this action as against the Company once there was a final order finally adjudicating the Class 5 Proof of Claim, which was filed on behalf of the Plaintiffs and the putative class in the bankruptcy proceedings. As a result, on July 13, 2015, the Court entered an order dismissing the Company without prejudice, provided any application to restore the Company as a plaintiff be made within thirty days, which date may be extended for good cause. On July 17, 2015, the Bankruptcy Court entered an order approving the Class 5 settlement, and, on July 21, 2015, the Court entered the notice of entry of order approving the Class 5 settlement. The order approving the Class 5 settlement has not been appealed.

10.	Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.

Beginning in 2012, bondholders of the Company initiated various individual lawsuits against former directors and officers of the Company relating to the ShengdaTech bankruptcy proceedings. In October, 2014, Miller Investment Trust, plaintiffs in one such lawsuit, reached a settlement in principal with certain of the former directors and officers of the Company which would have potentially impacted proceeds payable pursuant to (a) an insurance policy issued by Ironshore Indemnity, Inc. (the “Ironshore Policy”), and (b) an insurance policy issued by Federal Insurance Company (the “Federal Policy”).

On October 14, 2014, Oaktree Capital Management, L.P., on behalf of certain of its managed accounts; Oaktree (Lux.) Funds – Oaktree Convertible Bond Fund; Oaktree High Income Convertible Fund, L.P.; Oaktree High Income Convertible Fund II, L.P.; Oaktree Non-U.S. Convertible Fund, L.P.; Oaktree TT Multi-Strategy Fund, L.P.; OCM Global Convertible Securities Fund; OCM International Convertible Trust; OCM Non-U.S. Convertible Securities Fund; Lazard Asset Management LLC, on behalf of its managed accounts; HFR CA Lazard Rathmore Master Trust; AG OFCON LTD.; Zazove Associates LLC, on behalf of certain of its managed funds and accounts; CNH CA Master Account, L.P.; CNH Diversified Opportunities Master Account, L.P.; Advent Claymore Convertible Securities and Income Fund II; AQR Capital Management, LLC; AQR Convertible Opportunities Bond UCITS Fund; AQR Delta Master Account, L.P.; AQR Opportunistic Premium Offshore Fund L.P.; AQR Diversified Arbitrage Fund; and Delaware Public Employees’ Retirement System (collectively, the “Plaintiffs”) filed a declaratory judgment action as an adversary action in the ShengdaTech bankruptcy proceedings in the U.S. Bankruptcy Court for the District of Nevada against Ironshore Indemnity, Inc.; Federal Insurance Company, A. Carl Mudd, Sheldon B. Saidman, Miller Investment Trust, Jura Limited, and The Randi and Clifford Lane Foundation (the “Defendants”). Plaintiffs were among the bondholders who had previously initiated individual lawsuits against the Company’s directors and officers relating to ShengdaTech.

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

In May, 2015, the parties entered into a settlement agreement (the “D&O Settlement”) related to the Insurance Policies and certain litigation that was potentially covered by the Insurance Policies. Under the D&O Settlement, Federal and Ironshore will pay a total of $7.9 million for the following (a) $1 million to the Liquidating Trust for payment of Defense Costs incurred by the Liquidating Trust and to the extent any monies remain after payment of Defense Costs to fund the ongoing administration of the Trust or to the holders of Allowed Class 4 Claim; (b) $2.4 million to the Miller Trust Plaintiffs and (c) $4.5 million to the Oaktree Plaintiffs. In exchange for the Payments, the Insurance Carriers, the Trust and the defendants in the Miller Trust and Oaktree litigations receive complete releases. For a more complete description of the terms of the settlement, the Trust refers to the D&O Settlement itself which is being filed herewith and whose terms are incorporated herein.

On May 15, 2015, the Trust filed a motion to approve the D&O Settlement. On June 2, 2014, the Plaintiffs in the In re Securities Litigation discussed in paragraph 9 above, filed an objection. On June 16, 2015, the Bankruptcy Court held a hearing on the approval of the D&O Settlement motion and the objection thereto. On July 17, 2015, the Court entered an order granting the Trust’s motion to approve the D&O Settlement and findings of fact and conclusions of law in connection therewith. In approving the settlement, the Bankruptcy Court, among other things, found that the D&O settlement was within a range of reasonableness, is fair, reasonable, in the best interests of the Trust’s Beneficiaries, and satisfied the requirements for approval set forth in applicable case law. The order granting the motion to approve the D&O settlement has not been appealed.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

In May, 2015, the parties to the “Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.” matter entered into a settlement agreement (the “D&O Settlement”) related to the Insurance Policies and certain litigation that was potentially covered by the Insurance Policies. Under the D&O Settlement, Federal and Ironshore will pay a total of $7.9 million for the following (a) $1 million to the Liquidating Trust for payment of Defense Costs incurred by the Liquidating Trust and to the extent any monies remain after payment of Defense Costs to fund the ongoing administration of the Trust or to the holders of Allowed Class 4 Claim; (b) $2.4 million to the Miller Trust Plaintiffs and (c) $4.5 million to the Oaktree Plaintiffs. In exchange for the Payments, the Insurance Carriers, the Trust and the defendants in the Miller Trust and Oaktree litigations receive complete releases. For a more complete description of the terms of the settlement, the Trust refers to the D&O Settlement itself which is being filed herewith and whose terms are incorporated herein.

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

10.1

Settlement Agreement and Release, dated May 2015 by and among the ShengdaTech Liquidating Trust (the “Liquidating Trust”), A. Carl Mudd (“Mudd”), Sheldon B. Saidman (“Saidman” and together with Mudd, the “Independent Directors”), Federal Insurance Company, (“Federal”), Ironshore Indemnity, Inc. (“Ironshore”), the Miller Investment Trust, Jura Limited (“Jura”), the Randi and Clifford Lane Foundation (the “Lane Foundation” and collectively with the Miller Investment Trust and Jura, the “Miller Trust Plaintiffs”) and Oaktree Capital Management, L.P., on behalf of certain of its managed accounts; Oaktree (Lux.) Funds – Oaktree Convertible Bond Fund; Oaktree High Income Convertible Fund, L.P.; Oaktree High Income Convertible Fund II, L.P.; Oaktree Non-U.S. Convertible Fund, L.P.; Oaktree TT Multi-Strategy Fund, L.P.; OCM Global Convertible Securities Fund; OCM International Convertible Trust; OCM Non-U.S. Convertible Securities Fund; Lazard Asset Management LLC, on behalf of its managed accounts; HFR CA Lazard Rathmore Master Trust; AG OFCON LTD.; Zazove Associates LLC, on behalf of certain of its managed funds and accounts; CNH CA Master Account, L.P.; CNH Diversified Opportunities Master Account, L.P.; Advent Claymore Convertible Securities and Income Fund II; AQR Capital Management, LLC; AQR Convertible Opportunities Bond UCITS Fund; AQR Delta Master Account, L.P.; AQR Opportunistic Premium Offshore Fund L.P.; AQR Diversified Arbitrage Fund; and Delaware Public Employees’ Retirement System (the “Oaktree Plaintiffs”)

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

SHENGDATECH LIQUIDATING TRUST

Dated: August 13, 2015	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Financial Officer and Principal Accounting Officer)

