Form 10-Q
period 2015-09-30
SHENGDATECH LIQUIDATING TRUST
filed 2015-11-16
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54945

SHENGDATECH LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Nevada	30-6327638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

c/o Alvarez & Marsal Holdings, LLC, 425 Market Street, 18th Floor, San Francisco, California 94105
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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2015
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

September 30, 2015 and December 31, 2014

(Liquidation Basis)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$749,630	$1,775,609
Cash held in escrow	2,051,854	-
Professional retainers	271,000	271,000
Total assets	3,072,484	2,046,609

Liabilities
Payables and accrued liabilities	243,242	743,023
Estimated costs to complete liquidation	1,222,240	922,566
Total liabilities	1,465,482	1,665,589

Net assets in liquidation	$1,607,002	$381,020

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(Liquidation Basis)

	For the three months ended		For the nine months ended

	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)
(Decreases) Increases in net assets:
Decrease in other trust assets	$(2,759,535)	$-	$-	$(2,750,000)
Settlement received	3,051,854	-	3,051,854	2,750,000
Administrative expenses and professional fees paid	(793,340)	(181,064)	(2,025,979)	(1,573,193)
Changes in accrued administrative expenses and professional fees	405,529	(307,464)	499,781	(195,963)
Changes in estimated costs to complete liquidation	653,263	(713,491)	(299,674)	681,271
Increase (decrease) in net assets in liquidation	557,771	(1,202,019)	1,225,982	(1,087,885)

Net assets in liquidation - Beginning of the period	1,049,231	1,930,930	381,020	1,816,796

Net assets in liquidation – End of the period	$1,607,002	$728,911	$1,607,002	$728,911

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The ShengdaTech Liquidating Trust (the “Trust”) was formed pursuant to the First Amended Chapter 11 Plan of Reorganization (the “Plan”) of ShengdaTech, Inc. (the “Debtor” or “Company”). The Plan was confirmed on October 2, 2012 and became effective on October 17, 2012 (the “Effective Date”).

On the Effective Date, the Company automatically transferred to the Trust all of its right, title, and interest in and to all of the Trust Assets (defined to include all assets of the Company, including, without limitation, (i) cash in the Company’s bank account on the Effective Date, (ii) the Company’s equity interests in Faith Bloom Limited (“Faith Bloom”), a company formed under the laws of the British Virgin Islands, (iii) all claims held by the Company against Faith Bloom and Faith Bloom’s subsidiaries (the “PRC Subsidiaries”), (iv) the Company’s interest in certain directors and officers insurance policies, if transferable, and the proceeds thereof, (v) all Claims and causes of action held by the Company and (vi) any other assets of the Company that are recovered by the Trust and the proceeds thereof). The Trust may distribute the net proceeds that are obtained from the Trust Assets to the Trust Beneficiaries (defined to include holders of Claims and Equity Interests under the Plan), in accordance with the distribution procedures, priorities and other provisions set forth in the Plan.

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

In accordance with the Trust Agreement and the Plan, the Trust, in its discretion, may pursue litigation, liquidate any assets and distribute any net proceeds to holders of claims (“Claims”) and equity interests (“Equity Interests”) under the Plan; and resolve disputed Claims and Equity Interests. The Trust remains subject to the jurisdiction of the Bankruptcy Court through the term of its existence.

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at September 30, 2015, which has been derived from unaudited interim financial statements which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three and nine months ended September 30, 2015 are not necessarily indicative of the changes in net assets that may be expected for the full year.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash balances held in the United States are deposited in one operating account with a balance in excess of federally insured limits. The balance at September 30, 2015 was entirely held in cash.

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

Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the following entities formed under the laws of the People’s Republic of China (“PRC”): Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize”), Shandong Bangsheng Chemical Co., Ltd. (“Shandong Bangsheng”), Shaanxi Haize Nanomaterials Co., Ltd. (“Shaanxi Haize”), Zibo Jiaze Nanomaterials Co., Ltd. (“Zibo Jiaze”) and Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong,” and together with Shandong Haize, Shandong Bangsheng, Shaanxi Haize , Zibo Jiaze, the “PRC Subsidiaries”).

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust took operational control of Shaanxi Haize in November 2014 and subsequently transitioned operations to the buyer of the Shaanxi Haize equity. The Trust is in the process of working with the buyer to complete the formal transfer of ownership of Faith Bloom’s shares in Shaanxi Haize. The Trust is evaluating its options with counsel with respect to the enforcement of the other judgments. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity (including the value generated through the sale of Shaanxi Haize and the value generated if any of the other factories are recovered), it is not practical to estimate its fair value.

The fair value of Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known.

OTHER LIQUIDATION LIABILITIES Accounts payable and accrued liabilities are reflected at their estimated settlement amounts which, in the opinion of the Trust, approximate their fair value.

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

RECLASSIFICATIONS

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported net assets in liquidation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

2. CASH AND CASH EQUIVALENTS

As of September 30, 2015, the cash balance was $749,630. Of this balance, $671,263 was generally available cash held in the United States and $78,367 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control. The cash balance the Trust maintains in the United States is in a single operating account and exceeds the federally insured limits.

3. CASH HELD IN ESCROW

In addition with the signing of the settlement agreement on August 27, 2015, the Trust’s legal counsel is holding RMB12,947,200 in escrow which is equivalent to $2,051,854 and represents the net balance of the sale proceeds received by Faith Bloom with respect to the sale of the equity of Shaanxi Haize. These sale proceeds are held in escrow by the Trust’s counsel, but are property of Faith Bloom. The amounts held in the escrow account can be released to the Trust upon request of the Trust.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of September 30, 2015, three of these professional services firms kept retainers pursuant to their engagement letters totaling $271,000. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

5. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

During the three months ended September 30, 2015, other trust assets declined by $2,759,535 when the Trust received cash from Mr. Wang related to the sale of Shaanxi Haize’s equity and $1 million received from the D&O settlement agreement.

To date, the Trust’s subsidiary Faith Bloom has received RMB 15,000,000 from Mr. Wang. The settlement agreement calls for Mr. Wang to make an additional payment of RMB 1,000,000 at the closing. This additional RMB 1,000,000 is not recorded as a trust asset because management believes that collection of this additional amount is not probable at this time.

As of September 30, the Trust continues to hold 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

The Debtor and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust took operational control of Shaanxi Haize in November 2014 and subsequently transitioned operations to the buyer of the Shaanxi Haize equity. The Trust is in the process of working with the buyer to complete the formal transfer of ownership of Faith Bloom’s shares in Shaanxi Haize. The Trust is in the process of working with counsel to evaluate its options with respect to the enforcement of the other judgments. Because of the significant uncertainties associated with estimating the probability and timing of realizing value from the Faith Bloom equity (including the value generated through the sale of Shaanxi Haize and the value generated if any of the other factories are recovered), it is not practical to estimate its fair value.

6. PAYABLES AND ACCRUED LIABILITIES

The Trust had accounts payable and accrued liabilities of $243,242 at September 30, 2015 that consist primarily of incurred but unpaid professional fees and expenses.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of September 30, 2015, the estimate of costs to complete the liquidation of the Trust Assets is $1,222,240 and such amount represents the estimated costs of operating the Trust through March 31, 2016. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $78,367 held by Faith Bloom). On June 9, 2014, the Trust received $2,750,000 in proceeds related to the settlement with KPMG. On August 18, 2015, the Trust received $1,000,000 in proceeds related to the D&O Settlement. In addition, on August 27, 2015, after signing a settlement agreement relating to the sale of Faith Bloom’s equity interests in Shaanxi Haize, Faith Bloom received $2,051,854 from the buyer, representing the balance of the net sale proceeds received by Faith Bloom. These sale proceeds are held in escrow by the Trust’s counsel, but are property of Faith Bloom.

Conversely, between October 17, 2012 (inception) and September 30, 2015, the Trust paid out $8,017,301 to various Trust creditors, including $6,966,823 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through September 30, 2015, A&M has been paid $1,399,926 and has estimated unpaid fees and expenses of $149,724 which is included in payables and accrued liabilities.

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

Overview of Trust

The Trust was established pursuant to the First Amended Chapter 11 Plan of Reorganization, as Modified (the “Plan”), dated as of August 30, 2012, of ShengdaTech, Inc. (“SDTH” or the “Debtor”), which was confirmed by order of the U.S. Bankruptcy Court for the District of Nevada. The Trust became effective on October 17, 2012, the Plan’s effective date (the “Effective Date”). Any capitalized terms used herein and not otherwise defined will have those meanings set forth in the Plan.

The Trust is created on behalf of, and for the benefit of, the Liquidating Trust Beneficiaries, with an initial term of three years, subject to extension with approval of the Bankruptcy Court, and is intended to qualify as a “liquidating trust” for federal income tax purposes. On October 27, 2015, the U.S. Bankruptcy Court for the District of Nevada extended the term of the Trust to the earlier of (a) the date on which all actions to complete the administration of the Trust are complete, or (b) October 17, 2017. The Liquidating Trust Beneficiaries are the holders of claims and equity interests under the Plan. The beneficial interests in the Trust (the “Trust Interests”) are not transferable except by will, intestate succession or operation of law.

The Plan provides that the Trust will wind-down the Debtor’s affairs and may make periodic and final distributions of the proceeds of the Liquidating Trust Assets in accordance with the terms of the Plan. As set forth in the Plan, the Liquidating Trust Assets include all of the assets of the Debtor, including, without limitation, (i) cash in the Debtor’s bank account on the Effective Date, (ii) the Debtor’s equity interests in its wholly-owned subsidiary, Faith Bloom Limited (“Faith Bloom”), (iii) all claims held by the Debtor against Faith Bloom and Faith Bloom’s subsidiaries, Shandong Haize Nanomaterials Co., Ltd., Shandong Bangsheng Chemical Co., Ltd., Shaanxi Haize Nanomaterials Co., Ltd., Zibo Jiaze Nanomaterials Co., Ltd. and Anhui Yuanzhong Nanomaterials Co., Ltd (the “PRC Subsidiaries”), (iv) the Debtor’s interest in certain directors and officers insurance policies, if transferable, and the proceeds thereof, (v) all claims and causes of action held by the Debtor, and (vi) any other assets of the Debtor that are recovered by the Trust and the proceeds thereof.

The Plan establishes, among other things, that the Trust may pursue litigation against the PRC Subsidiaries and prosecute certain other causes of action, hold and ultimately sell Faith Bloom’s shares in the PRC Subsidiaries, pursue any objections to claims or equity interests, execute the provisions governing distributions to holders of allowed claims or allowed equity interests and facilitate the process for resolving disputed claims or disputed equity interests filed against the Debtor.

On November 3, 2014, Faith Bloom gained physical possession of the Shaanxi Haize plant as a result of the Xianyang Court’s enforcement action. On February 2, 2015, Faith Bloom executed an Equity Transfer Agreement with Mr. Wang Xiaohong pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”). On August 27, 2015, the parties entered into a settlement agreement whereby Mr. Wang agreed to make additional payments to Faith Bloom, and confirmed the obligations of the parties with respect to the equity transfer transaction. Faith Bloom is in the process of working with Mr. Wang to complete the formal transfer of ownership of Faith Bloom’s shares in Shaanxi Haize. See Part II, Item 1 – “Legal Proceedings” for a full description of this matter.

On July 17, 2015, the U.S. Bankruptcy Court for the District of Nevada approved the Trust’s motion to approve the settlement agreement (the “D&O Settlement”) related to the “Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.” matter. Pursuant to the D&O Settlement, Federal and Ironshore (the “Insurance Carriers”) agreed to pay a total of $7.9 million as follows: (a) $1 million to the Liquidating Trust for payment of litigation costs (“Defense Costs”) incurred by the Liquidating Trust and for settlement of any pending claims against the Company’s former officers and directors (with any monies in excess of Defense Costs to be used to fund the ongoing administration of the Trust or paid to the holders of Allowed Class 4 Claims); (b) $2.4 million to the Miller Trust Plaintiffs, and (c) $4.5 million to the Oaktree Plaintiffs. In exchange for the Payments, the Insurance Carriers, the Trust and the defendants in the Miller Trust and Oaktree litigations receive complete releases. See Part II, Item 1 – “Legal Proceedings” for a full description of this matter.

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of September 30, 2015 and for the three and nine month periods ending September 30, 2015 and September 30, 2014 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

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

Comparison of three months ended September 30, 2015 and 2014

For the three months ended September 30, 2015, the Trust converted other trust assets to cash in the amount of $3,051,854 and paid expenses of $793,340 versus the payment of expenses of $181,064 during the three months ended September 30, 2014. The difference in expenses incurred is due primarily to the payment of professional fees specifically related to the recovery of the D&O Settlement. For the three months ended September 30, 2015, net assets in liquidation increased by $557,771 and ended the period at $1,607,002 compared to the three months ended September 30, 2014 when net assets in liquidation decreased by $1,202,019 and ended the period at $728,911.

During the three month periods ended September 30, 2015 and September 30, 2014, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests. During the three month period ended September 30, 2015, the Trust collected the funds related to the D&O Settlement in the amount of $1,000,000 and reclassified the net sales proceeds from the sale of the Shaanxi Haize equity of $2,051,854 from other receivables to cash.

Comparison of nine months ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, the Trust had receipts of $3,051,854 versus receipts of $2,750,000 during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the Trust had expenses of $2,025,979 versus expenses of $1,573,193 during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net assets in liquidation increased $1,225,982 and ended the period at $1,607,002 compared to a decline in net assets in liquidation of $1,087,885 during the nine months ended September 30, 2014 with an ending balance of $728,911.

During the nine month period ended September 30, 2015 and September 30, 2014, the Trust made payments on costs to complete the liquidation and the Trust did not make any distributions to holders of Trust Interests. During the nine month period ended September 30, 2015, the Trust collected funds related to the D&O settlement in the amount of $1,000,000 and reclassified the net sales proceeds from the sale of the Shaanxi Haize equity of $2,051,854 from other receivables to cash. During the nine month period ended September 30, 2014 the Trust collected a claim settlement receivable in the amount of $2,750,000.

As of September 30, 2015, the Trust’s cash and cash equivalents and cash held in escrow totaled $2,801,484. At the same date, the Trust had payables and accrued liabilities of $243,242 and estimated costs to complete the liquidation of $1,222,240.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On August 27, 2015, the parties entered into a settlement agreement whereby Mr. Wang agreed to make additional payments to Faith Bloom, and confirmed the obligations of the parties with respect to the equity transfer transaction. Faith Bloom is in the process of working with Mr. Wang to complete the formal transfer of ownership of Faith Bloom’s shares in Shaanxi Haize.

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

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the provision of the Settlement Agreement, KPMG HK agreed to pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement was subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions. On or around March 15, 2014, the parties filed a joint motion (the “Joint Motion”) to approve the Settlement Agreement and enter the Bar Order. On May 22, 2014, the Court entered an order granting the Joint Motion, approving the settlement, entering the Bar Order and dismissing the KPMG Parties. Pursuant to the terms of the Settlement, on or around June 9, 2014, KPMG HK paid the Liquidating Trust $2.75 million.

On May 28, 2014, the Trust filed an Amended Complaint substantively identical to the Complaint. On June 16, 2014, Hansen filed a motion to dismiss the Amended Complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Hansen’s motion to dismiss asserted that the Trust’s claims are barred by the doctrine of in pari delicto, statutes of limitation and Nevada’s comparative negligence statute. On July 3, 2014, the Trust filed an opposition to the motion to dismiss and on July 14, 2014, Hansen filed its reply in support. On September 9, 2014, the Court granted Hansen’s motion to dismiss the Amended Motion without prejudice as to the Trust’s claims for professional negligence, malpractice and breach of contract. In so doing, the Court rejected Hansen’s arguments that the claims were barred by statutes of limitation or the doctrine of in pari delicto, but found that the Trust had failed to plead sufficient facts to adequately state a claim for relief.  The Court also dismissed with prejudice the Trust’s claim of fraudulent transfer against Hansen. The Trust intends to amend its Complaint and continue pursuing its claims against Hansen.

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

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the terms of the Settlement Agreement, KPMG HK agreed to pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement was subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions.

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

On August 20, 2013, the Trust, through its counsel Maupin, Cox & LeGoy, filed a complaint (the “Complaint”) against Andrew Chen, Xiangzhi Chen and Anhui Guo (collectively, the “Officer Defendants”) arising from certain actions or non-actions they took to the detriment of the Company while serving as executive officers of the Company. In the Complaint, the Trust asserts claims against the Officer Defendants for (i) breaches of their fiduciary duty, (ii) waste of corporate assets, (iii) conversion and (iv) unjust enrichment and seeks judgment for compensatory, general and special damages in an amount to be determined at trial and litigation costs, including attorneys’ fees. As part of the D&O Settlement, the Trust dismissed this litigation.

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

On March 27, 2015, Plaintiffs and KPMG HK executed a Stipulation and Agreement of Settlement (the “Stipulation”) to resolve all claims between them that were or could have been raised in the litigation. On April 22, 2015, Plaintiffs filed a Motion for Preliminary Approval of Partial Class Action Settlement and related papers including a memorandum in support, a form of notice and the Stipulation. On June 8, 2015, the Court preliminarily approved the Stipulation and following a hearing on September 17, 2015, the Court finally approved the Stipulation and the settlement provided for therein. On September 25, 2015, the Court entered a final judgment and order of dismissal with prejudice against all Settling Parties. The Stipulation did not resolve Plaintiffs’ complaint against the Company or its former officers or directors.

On July 10, 2015, the Company and Plaintiffs informed the Court that the parties anticipated filing a notice of dismissal of this action as against the Company once there was a final order finally adjudicating the Class 5 Proof of Claim.. As a result, on July 13, 2015, the Court entered an order dismissing the Company without prejudice, provided any application to restore the Company as a defendant be made within thirty days. Plaintiffs made no application to restore the Company as a defendant.

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

On October 14, 2014, Oaktree Capital Management, L.P., on behalf of certain of its managed accounts; Oaktree (Lux.) Funds – Oaktree Convertible Bond Fund; Oaktree High Income Convertible Fund, L.P.; Oaktree High Income Convertible Fund II, L.P.; Oaktree Non-U.S. Convertible Fund, L.P.; Oaktree TT Multi-Strategy Fund, L.P.; OCM Global Convertible Securities Fund; OCM International Convertible Trust; OCM Non-U.S. Convertible Securities Fund; Lazard Asset Management LLC, on behalf of its managed accounts; HFR CA Lazard Rathmore Master Trust; AG OFCON LTD.; Zazove Associates LLC, on behalf of certain of its managed funds and accounts; CNH CA Master Account, L.P.; CNH Diversified Opportunities Master Account, L.P.; Advent Claymore Convertible Securities and Income Fund II; AQR Capital Management, LLC; AQR Convertible Opportunities Bond UCITS Fund; AQR Delta Master Account, L.P.; AQR Opportunistic Premium Offshore Fund L.P.; AQR Diversified Arbitrage Fund; and Delaware Public Employees’ Retirement System (collectively, the “Plaintiffs”) filed a declaratory judgment action as an adversary action in the ShengdaTech’s bankruptcy case pending before the United States Bankruptcy Court for the District of Nevada against Ironshore Indemnity, Inc.; Federal Insurance Company, A. Carl Mudd, Sheldon B. Saidman, Miller Investment Trust, Jura Limited, and The Randi and Clifford Lane Foundation (the “Defendants”). Plaintiffs were among the bondholders who had previously initiated individual lawsuits against the Company’s directors and officers relating to ShengdaTech.

In their Complaint, Plaintiffs sought declaratory judgments that (a) the Ironshore Policy and its proceeds are property of the Trust (Count I); (b) the Federal Policy and its proceeds are property of the Trust (Count II); and (c) the implementation of a settlement reached in connection with a separate action (the “Miller Action”) would violate Section 11.2(b) of the Plan or the post-confirmation injunction (Count III). The Complaint further sought an injunction preventing the disbursement of proceeds from either the Ironshore Policy or Federal Policy (collectively, the “Insurance Policies”) pursuant to the settlement reached in the Miller Action (Count IV).

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

In May, 2015, the parties entered into a settlement agreement (the “D&O Settlement”) related to the Insurance Policies and certain litigation that was potentially covered by the Insurance Policies. Under the D&O Settlement, Federal and Ironshore agreed to pay a total of $7.9 million as follows: (a) $1 million to the Liquidating Trust for payment of Defense Costs and for settlement of any pending claims against the Company’s former officers and directors (with any monies in excess of Defense Costs to be used to fund the ongoing administration of the Trust or paid to the holders of Allowed Class 4 Claims); (b) $2.4 million to the Miller Trust Plaintiffs and (c) $4.5 million to the Oaktree Plaintiffs. In exchange for the Payments, the Insurance Carriers, the Trust and the defendants in the Miller Trust and Oaktree litigations received complete releases.

On May 15, 2015, the Trust filed a motion to approve the D&O Settlement. On June 2, 2014, the Plaintiffs in the In re Securities Litigation discussed in paragraph 9 above filed an objection. On June 16, 2015, the Bankruptcy Court held a hearing on the approval of the D&O Settlement motion and the objection thereto. On July 17, 2015, the Court entered an order granting the Trust’s motion to approve the D&O Settlement and findings of fact and conclusions of law in connection therewith. In approving the settlement, the Bankruptcy Court, among other things, found that the D&O settlement was within a range of reasonableness, was fair, reasonable, was in the best interests of the Trust’s Beneficiaries, and satisfied the requirements for approval set forth in applicable case law. The order granting the motion to approve the D&O settlement was not appealed. Federal and Ironshore have paid the monies agreed upon in the D&O Settlement.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On August 27, 2015, Faith Bloom entered into a settlement agreement with Mr. Wang Xiaohong related to that certain Equity Transfer Agreement between Faith Bloom and Mr. Wang dated February 2, 2015 pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”). Under the terms of the Transaction, the purchase price set forth was RMB 15,200,000 and Mr. Wang had paid a total of RMB 15,000,000 as of August 27, 2015. Under the terms of the settlement agreement, Mr. Wang agreed to pay an additional RMB 1,000,000 to Faith Bloom and confirmed the obligations of the parties under the Equity Transfer Agreement. Upon the signing of the settlement agreement Faith Bloom received net proceeds in the amount of RMB 12,947,200 representing the balance of the sale proceeds due with respect to the sale of Shaanxi Haize. These sale proceeds are held in escrow by the Trust’s counsel, but are property of Faith Bloom. The additional RMB 1,000,000 discussed above has not yet been received by Faith Bloom and it is uncertain when or if this additional money will be received.

Item 6. Exhibits.

Exhibit No.	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

10.1	Settlement Agreement, dated August 27, 2015*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.1	Interactive Data File*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGDATECH LIQUIDATING TRUST

Dated: November 16, 2015	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Financial Officer and Principal Accounting Officer)

