Form 10-K
period 2015-12-31
SHENGDATECH LIQUIDATING TRUST
filed 2016-03-30
CIK 1575574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-54945

SHENGDATECH LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Nevada	30-6327638
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

c/o Alvarez & Marsal North America, LLC, 425 Market Street, San Francisco, California 94105

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

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 30, 2016: $0

Class	Outstanding at March 30, 2016
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

Our principal offices are located at: c/o Alvarez & Marsal North America, LLC, 425 Market Street, San Francisco, California 94105.

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

On November 3, 2014, Faith Bloom gained physical possession of the Shaanxi Haize plant as a result of the Xianyang Court’s enforcement action. On February 2, 2015, Faith Bloom executed an Equity Transfer Agreement with Mr. Wang Xiaohong pertaining to the transfer of 100% of the equity interest of Shaanxi Haize held by Faith Bloom (the “Transaction”).   Due to disputes concerning the Transaction, Mr. Wang did not pay the full purchase price.   On August 27, 2015, the parties entered into a settlement agreement whereby Mr. Wang agreed to make certain additional payments to Faith Bloom, and confirmed the obligations of the parties with respect to the equity transfer transaction.    Mr. Wang has made all payments due under the settlement agreement with the exception of an additional RMB 1,000,000 payment. While turnover of the Shaanxi Haize company chop is contingent on receiving the final RMB 1,000,000 payment, we believe it is unlikely that the Trust will receive the final payment from Mr. Wang.   All monies received from Mr. Wang are being held in the Trust’s bank account or in escrow by the Trust’s counsel.   These monies are property of Faith Bloom and therefore also property of the Trust.

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

6.	ShengdaTech Liquidating Trust v. Hansen, Barnett & Maxwell, P.C. (“Hansen”), Baker Tilly International Limited (“Baker Tilly”), KPMG International Cooperative (“KPMG Int’l”), and KPMG LLP (“KPMG”) (collectively, the “Auditor Defendants”) .

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

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the provision of the Settlement Agreement, KPMG HK would pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement was subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions. On or around March 15, 2014, the parties filed a joint motion (the “Joint Motion”) to approve the Settlement Agreement and enter the Bar Order. On May 22, 2014, the Court entered an order granting the Joint Motion, approving the settlement, entering the Bar Order and dismissing the KPMG Parties. Pursuant to the terms of the Settlement, on or around June 9, 2014, KPMG HK paid the Liquidating Trust $2.75 million.

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

On January 7, 2014, the Trust and KPMG HK, KPMG and KPMG Int’l (collectively, the “KPMG Parties”) engaged in mediation proceedings which resulted in a settlement in principle (the “Settlement”) between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into a “Settlement Agreement and Release Agreement” (the “Settlement Agreement”) documenting the terms of the Settlement. Under the terms of the Settlement Agreement, KPMG HK would pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement was subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of a bar order (“Bar Order”) consistent with the Nevada state bar order provisions.

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

On August 20, 2013, the Trust, through its counsel Maupin, Cox & LeGoy, filed a complaint (the “Complaint”) against Andrew Chen, Xiangzhi Chen and Anhui Guo (collectively, the “Officer Defendants”) arising from certain actions or non-actions they took to the detriment of the Company while serving as executive officers of the Company. In the Complaint, the Trust asserts claims against the Officer Defendants for (i) breaches of their fiduciary duty, (ii) waste of corporate assets, (iii) conversion and (iv) unjust enrichment and seeks judgment for compensatory, general and special damages in an amount to be determined at trial and litigation costs, including attorneys’ fees. As part of the D&O Settlement discussed in paragraph 10 below, the Trust dismissed this litigation.

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

On July 10, 2015, the Company and Plaintiffs informed the Court that the parties anticipated filing a notice of dismissal of this action as against the Company once there was a final order adjudicating the Class 5 Proof of Claim. As a result, on July 13, 2015, the Court entered an order dismissing the Company without prejudice, provided any application to restore the Company as a defendant be made within 30 days. Plaintiffs have made no application to restore the Company as a defendant.

10.	Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.

Beginning in 2012, bondholders of the Company initiated various individual lawsuits against former directors and officers of the Company relating to the ShengdaTech bankruptcy proceedings. In October 2014, Miller Investment Trust, plaintiffs in one such lawsuit, reached a settlement in principal with certain of the former directors and officers of the Company which would have potentially impacted proceeds payable pursuant to (a) an insurance policy issued by Ironshore Indemnity, Inc. (the “Ironshore Policy”), and (b) an insurance policy issued by Federal Insurance Company (the “Federal Policy”).

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

Plaintiff filed a Motion for Preliminary Injunction (the “Injunction Motion”) in the case on October 15, 2014.

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

In May 2015, the parties entered into a settlement agreement (the “D&O Settlement”) related to the Insurance Policies and certain litigation that was potentially covered by the Insurance Policies. Under the D&O Settlement, Federal and Ironshore agreed to pay a total of $7.9 million as follows: (a) $1 million to the Liquidating Trust for payment of litigation costs (“Defense Costs”) incurred by the Liquidating Trust and for settlement of any pending claims against the Company’s former officers and directors (with any monies in excess of Defense Costs to be used to fund the ongoing administration of the Trust or paid to the holders of Allowed Class 4 Claims); (b) $2.4 million to the Miller Trust Plaintiffs; and (c) $4.5 million to the Oaktree Plaintiffs. In exchange for these payments, the Insurance Carriers, the Trust and the defendants in the Miller Trust and Oaktree litigations received complete releases.

On May 15, 2015, the Trust filed a motion to approve the D&O Settlement. On June 2, 2015, the Plaintiffs in the In re Securities Litigation discussed in paragraph 9 above filed an objection. On June 16, 2015, the Bankruptcy Court held a hearing on the approval of the D&O Settlement motion and the objection thereto. On July 17, 2015, the Court entered an order granting the Trust’s motion to approve the D&O Settlement. In approving the settlement, the Bankruptcy Court found, among other things, that the D&O Settlement was fair, reasonable, was in the best interests of the Trust’s Beneficiaries, and satisfied the requirements for approval set forth in applicable case law. The order granting the motion to approve the D&O Settlement was not appealed. Federal and Ironshore have paid the monies agreed upon in the D&O Settlement.

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

None.

ITEM 6.                SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Trust for the fiscal year ended December 31, 2015 and should be read in conjunction with the financial statements of the Trust and the notes thereto and other financial information contained elsewhere in this Form 10-K. Management’s discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and based upon current expectations that involve risks and uncertainties, such as the Trust’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

During the fiscal year ended December 31, 2015, net assets in liquidation increased by $1,306,444, compared to a decrease in net assets in liquidation of $1,435,776 for the fiscal year ended December 31, 2014. The increase in the fiscal year ended December 31, 2015 was due to the collection of the D&O Settlement and the sale of equity in a wholly owned subsidiary in the PRC off set by costs associated with the liquidation. During the fiscal year ended December 31, 2015, the Trust did not make any distributions to holders of Trust Interests.

Liquidity and Capital Resources

As of December 31, 2015, the Trust’s cash and cash equivalents totaled $496,547, had $1,883,920 held in escrow in the PRC, and held professional retainers in the amount of $121,275. At the same date, the Trust had accrued liabilities of $100,673 and estimated costs to complete the liquidation of $713,605.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee, who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Trustee who is our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013 (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2015, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Trust’s internal controls that adversely affected the Trust’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.             OTHER INFORMATION

None.

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

Executive Compensation

The Trust does not have any employees and as such has not paid any executive compensation during the fiscal year ended December 31, 2015. The Trust has retained the services of Michael Kang through an agreement with Alvarez & Marsal North America LLC where he is a Managing Director.

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

Security Ownership

As of December 31, 2015, there were 16,300 Trust Interests outstanding.

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

Related Party Transactions

Alvarez & Marsal North America LLC (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From inception through December 31, 2015, A&M has been paid $1,399,926 and has estimated unpaid fees and expenses of $77,000, which is included in payables and accrued liabilities.

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

We paid the following fees to our independent registered public accounting firms for work performed in fiscal 2014 and 2015:

	2015	2014
Audit Fees	$33,000	$33,000
Audit-Related Fees	-	-
Tax Fees	6,000	$6,000
All Other Fees	-	-
Total	$39,000	$39,000

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(b)	Exhibits:

Exhibit Number	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

10.1	Engagement Letter with Alvarez & Marsal Holdings LLC (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

10.2	Settlement and Release Agreement by and among the Trust, KPMG, KPMG LLP and KPMG International Cooperative, effective as of February 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2014).

10.3	Equity Transfer Agreement, dated February 5, 2015, between Faith Bloom Limited and Mr. Wang Xiaohong (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2015).
10.4	Settlement Agreement and Release, dated May 2015 by and among the ShengdaTech Liquidating Trust, A. Carl Mudd, Sheldon B. Saidman, Federal Insurance Company, Ironshore Indemnity, Inc., the Miller Investment Trust, Jura Limited, the Randi and Clifford Lane Foundation and Oaktree Capital Management, L.P., on behalf of certain of its managed accounts; Oaktree (Lux.) Funds – Oaktree Convertible Bond Fund; Oaktree High Income Convertible Fund, L.P.; Oaktree High Income Convertible Fund II, L.P.; Oaktree Non-U.S. Convertible Fund, L.P.; Oaktree TT Multi-Strategy Fund, L.P.; OCM Global Convertible Securities Fund; OCM International Convertible Trust; OCM Non-U.S. Convertible Securities Fund; Lazard Asset Management LLC, on behalf of its managed accounts; HFR CA Lazard Rathmore Master Trust; AG OFCON LTD.; Zazove Associates LLC, on behalf of certain of its managed funds and accounts; CNH CA Master Account, L.P.; CNH Diversified Opportunities Master Account, L.P.; Advent Claymore Convertible Securities and Income Fund II; AQR Capital Management, LLC; AQR Convertible Opportunities Bond UCITS Fund; AQR Delta Master Account, L.P.; AQR Opportunistic Premium Offshore Fund L.P.; AQR Diversified Arbitrage Fund; and Delaware Public Employees’ Retirement System (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 13, 2015).

10.5	Settlement Agreement, dated August 27, 2015, between Faith Boom Limited and Mr. Wang Xiaohong (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 16, 2015).

21	The Trust has no subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Order Confirming First Amended Chapter 11 Plan of Reorganization (incorporated by reference to the our Registration Statement on Form 10 filed on April 30, 2013).

101*	Interactive Data Files.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2016

SHENGDATECH LIQUIDATING TRUST

By:	/s/ Michael Kang
Michael Kang
Trustee
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Trustee of

ShengdaTech Liquidating Trust

We have audited the accompanying statements of net assets available for liquidation (liquidation basis) of ShengdaTech Liquidating Trust (the “Trust”) as of December 31, 2015 and 2014, and the related statements of changes in net assets in liquidation (liquidation basis) for the years then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation (liquidation basis) of the Trust as of December 31, 2015 and 2014 and statements of changes in net assets in liquidation for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

Bernstein & Pinchuk LLP

New York, New York

March 30, 2016

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

(Liquidation Basis)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$496,547	$1,775,609
Cash held in escrow	1,883,920	-
Professional retainers	121,275	271,000
Total assets	2,501,742	2,046,609

Liabilities
Payables and accrued liabilities	100,673	743,023
Estimated costs to complete liquidation	713,605	922,566
Total liabilities	814,278	1,665,589

Net assets in liquidation	$1,687,464	$381,020

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

	For the year ended December 31, 2015	For the year ended December 31, 2014
(Decreases) Increases in net assets:
Increase / (Amortization) of professional retainers	$(149,725)	$15,000
Decrease in other trust assets	-	(2,750,000)
Settlement received	3,051,854	2,750,000
Administrative expenses and professional fees paid	(2,446,995)	(2,565,810)
Changes in accrued administrative expenses and professional fees	642,350	(389,650)
Decrease in estimated costs to complete liquidation	208,960	1,504,684
(Decrease) / Increase in net assets in liquidation	1,306,444	(1,435,776)

Net assets in liquidation - Beginning of the period	381,020	1,816,796

Net assets in liquidation – End of the period	$1,687,464	$381,020

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at December 31, 2015 and 2014, which has been derived from audited financial statements.

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

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Trust maintains one operating account with a balance in excess of federally insured limits. The balance at December 31, 2015 and 2014 was entirely held in cash.

CASH HELD IN ESCROW

As further discussed in note three, the Trust’s legal counsel maintains an escrow account in the PRC with funds collected from the buyer of Faith Bloom’s equity interests in Shaanxi Haize.

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

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust took operational control of Shaanxi Haize in November 2014 and subsequently transitioned operations to the buyer of the Shaanxi Haize equity. While turnover of the Shaanxi Haize company chop (the final step in the sale of the Shaanxi Haize equity) is contingent on receiving a final RMB 1,000,000 payment, we believe it is unlikely that the Trust will receive this payment from Mr. Wang. The Trust is evaluating its options with counsel with respect to other judgements. Because of the significant uncertainties associated with estimating the probability and timing of realizing additional value from the Faith Bloom equity it is not practical to estimate its fair value.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represents the estimated cash costs of operating the Trust through June 30, 2016. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. CASH AND CASH EQUIVALENTS

The Trust maintains a majority of its cash balance in a single operating account in the United States in excess of federally insured limits. As of December 31, 2015 the cash balance was $496,547. Of this balance $421,291 was generally available cash held in the United States and $75,256 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control.

3. CASH HELD IN ESCROW

Associated with the signing of the settlement agreement on August 27, 2015, the Trust’s counsel accepted money that it is holding in escrow. As of December 31, 2015, the Trust’s counsel holds RMB12,271,480 which is equivalent to USD$1,833,920. This balance represents the net balance of the sale proceeds received by Faith Bloom with respect to the sale of the equity of Shaanxi Haize less certain cost of the Trust incurred in the PRC and were payable in RMB. These funds are held in escrow by the Trust’s counsel, but are property of Faith Bloom. These amounts can be released to the Trust upon request of the Trust.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of December 31, 2015 three of these professional services firms kept retainers pursuant to their engagement letters totaling $121,275. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

5. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

As of December 31, 2015, the Trust continues to hold 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust took operational control of Shaanxi Haize in November 2014 and subsequently transitioned operations to the buyer of the Shaanxi Haize equity. While turnover of the Shaanxi Haize company chop (the final step in the sale of the Shaanxi Haize equity) is contingent on receiving a final RMB 1,000,000 payment, we believe it is unlikely that the Trust will receive this payment from Mr. Wang. The Trust is evaluating its options with counsel with respect to other judgements. Because of the significant uncertainties associated with estimating the probability and timing of realizing additional value from the Faith Bloom equity, it is not practical to estimate its fair value.

6. PAYABLES AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $100,673 consist primarily of incurred but unpaid professional fees and expenses.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of December 31, 2015, the estimate of costs to complete the liquidation of the Trust Assets is $713,605 and such amount represents the estimated costs of operating the Trust through June 30, 2016. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Included in the estimated costs are the fees that the Trust anticipates it will incur to transfer on-shore RMB to offshore USD accounts of the Trust. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the cash held by Faith Bloom). Since then the Trust received $2,750,000 in proceeds from settling a claim against KPMG Hong Kong. On August 18, 2015, the Trust received $1,000,000 in proceeds related to the D&O settlement. In addition, the Trust received $2,333,507 relating to the sale and settlement agreement of Faith Bloom’s equity interests in Shaanxi Haize. The settlement agreement was signed on August 27, 2015. These sale proceeds were placed in escrow with the Trust’s counsel, but are property of Faith Bloom.

Conversely, between October 17, 2012 (inception) and December 31, 2015, the Trust paid out $8,267,273 to various Trust creditors including, $7,216,795 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through December 31, 2015, A&M has been paid $1,399,926 and has estimated unpaid fees and expenses of $77,000, which is included in payables and accrued liabilities.

11. SUBSEQUENT EVENT

Subsequent to December 31, 2015 the Trust exchanged 9.5 million RMB and received approximately $1.22 million US dollars. The funds were deposited into the Trust’s U.S. bank account. As of March 29, 2016 the Trust holds a remaining 2.74 million RMB in the escrow account described in Note 3. The Trust anticipates to exchange the remaining funds to approximately $360,000 US Dollars by April 30, 2016.

Other than as discussed above, the Company has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

