Form 10-Q
period 2016-03-31
SHENGDATECH LIQUIDATING TRUST
filed 2016-05-16
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2016
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

March 31, 2016 and December 31, 2015

(Liquidation Basis)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$1,671,149	$496,547
Cash held in escrow	429,867	1,883,920
Professional retainers	121,275	121,275
Total assets	2,222,291	2,501,742

Liabilities
Payables and accrued liabilities	205,663	100,673
Estimated costs to complete liquidation	285,171	713,605
Total liabilities	490,834	814,278

Net assets in liquidation	$1,731,457	$1,687,464

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Liquidation Basis)

	For the three months ended

	March 31, 2016 (Unaudited)	March 31, 2015 (Unaudited)
(Decreases) Increases in net assets:
Increase in Other Trust Assets	$-	$887,168
Administrative expenses and professional fees paid	(279,451)	(685,599)
(Increase) decrease of payables and accrued liabilities	(104,990)	101,529
Changes in estimated costs to complete liquidation	428,434	(360,682)
Increase (decrease) in net assets in liquidation	43,993	(57,584)

Net assets in liquidation - Beginning of the period	1,687,464	381,020

Net assets in liquidation – End of the period	$1,731,457	$323,436

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUSTNOTES TO FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at March 31, 2016, which has been derived from unaudited interim financial statements which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three months ended March 31, 2016 are not necessarily indicative of the changes in net assets that may be expected for the full year.

The Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim financial statements should be read in conjunction with the Trust’s financial statements for the year ended December 31, 2015 included in Form 10-K filed on March 30, 2016.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash balances held in the United States are deposited in one operating account with a balance in excess of federally insured limits. The balance at March 31, 2016 was entirely held in cash.

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

Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the following entities formed under the laws of the People’s Republic of China (“PRC”): Shandong Haize Nanomaterials Co., Ltd. (“Shandong Haize”), Shandong Bangsheng Chemical Co., Ltd. (“Shandong Bangsheng”), Zibo Jiaze Nanomaterials Co., Ltd. (“Zibo Jiaze”) and Anhui Yuanzhong Nanomaterials Co., Ltd. (“Anhui Yuanzhong,” and together with Shandong Haize, Shandong Bangsheng, Shaanxi Haize, Zibo Jiaze, the “PRC Subsidiaries”).

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust took operational control of Shaanxi Haize in November 2014 and subsequently transitioned operations to the buyer of the Shaanxi Haize equity. While turnover of the Shaanxi Haize company chop (the final step in the sale of the Shaanxi Haize equity) is contingent on receiving a final RMB 1,000,000 payment, we believe it is unlikely that the Trust will receive this payment from the buyer Mr. Wang. The Trust is evaluating its options with counsel with respect to other judgements. Because of the significant uncertainties associated with estimating the probability and timing of realizing additional value from the Faith Bloom equity it is not practical to estimate its fair value.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represent the estimated cash costs of operating the Trust through June 30, 2016. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. CASH AND CASH EQUIVALENTS

As of March 31, 2016, the cash balance was $1,671,149. Of this balance, $1,596,030 was generally available cash held in the United States and $75,119 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control. The cash balance the Trust maintains in the United States is in a single operating account and exceeds the federally insured limits.

3. CASH HELD IN ESCROW

Associated with the signing of the settlement agreement on August 27, 2015, the Trust’s counsel accepted money that it is holding in escrow. As of March 31, 2016, the Trust’s counsel holds RMB2,771,444 which is equivalent to USD$429,867. This balance represents the remaining balance of the net sale proceeds received by Faith Bloom with respect to the sale of the equity of Shaanxi Haize less certain cost of the Trust incurred in the PRC and were payable in RMB and amounts transferred to the Trust’s main operating account in the United States. These funds are held in escrow by the Trust’s counsel, but are property of Faith Bloom. These amounts can be released to the Trust upon request of the Trust.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of March 31, 2016, three of these professional services firms kept retainers pursuant to their engagement letters totaling $121,275. These retainers will either be used to offset future professional fees and expenses or will be returned to the Trust.

5. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

As of March 31 2016, the Trust continues to hold 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

The Debtor’s and the Trust’s attempts to exercise control over the PRC Subsidiaries were previously thwarted by a deliberate and sustained pattern of conduct designed to limit the Trust’s legal and operational control over the PRC Subsidiaries. The Trust therefore commenced litigation in China to obtain legal control over the subsidiaries as well as to obtain possession of the books and records. The Trust has obtained judgments in each of the pending cases. The Trust took operational control of Shaanxi Haize in November 2014 and subsequently transitioned operations to the buyer of the Shaanxi Haize equity. While turnover of the Shaanxi Haize company chop (the final step in the sale of the Shaanxi Haize equity) is contingent on receiving a final RMB 1,000,000 payment, we believe it is unlikely that the Trust will receive this payment from the buyer Mr. Wang. The Trust is evaluating its options with counsel with respect to other judgements. Because of the significant uncertainties associated with estimating the probability and timing of realizing additional value from the Faith Bloom equity, it is not practical to estimate its fair value.

6. PAYABLES AND ACCRUED LIABILITIES

The Trust had accounts payable and accrued liabilities of $205,663 at March 31, 2016 that consist primarily of incurred but unpaid professional fees and expenses.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of March 31, 2016, the estimate of costs to complete the liquidation of the Trust Assets is $285,171 and such amount represents the estimated costs of operating the Trust through June 30, 2016. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes the $75,119 held by Faith Bloom). On June 9, 2014, the Trust received $2,750,000 in proceeds related to the settlement with KPMG. On August 18, 2015, the Trust received $1,000,000 in proceeds related to the D&O Settlement. In addition, after signing a settlement agreement related to the sale of Faith Bloom’s equity interest in Shaanxi Haize on August 27, 2015, Faith Bloom received $2,333,507 from the buyer, representing the balance of the net sale proceeds received by Faith Bloom. A portion of these sale proceeds continue to be held in escrow by the Trust’s counsel, but are property of Faith Bloom.

Conversely, between October 17, 2012 (inception) and March 31, 2016, the Trust paid out $8,315,312 to various Trust creditors, including $7,264,834 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through March 31, 2016, A&M has been paid $1,399,926 and has applied $149,725 against the retainer it holds. As of March 31, 2016, A&M has estimated unpaid fees and expenses of $132,890 which is included in payables and accrued liabilities.

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2016 the Trust exchanged 2.7 million RMB and received approximately $0.4 million US dollars. The funds were deposited into the Trust’s U.S. bank account. As of May 13, 2016 the escrow account described in Note 3 has the equivalent of less than five thousand dollars.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of March 31, 2016 and for the three month period ended March 31, 2016 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

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

Comparison of three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016, the Trust paid expenses (excluding costs associated with converting and transferring funds from the escrow account) of $48,038 versus the payment of expenses of $685,599 during the three months ended March 31, 2015. The lower expenses are primarily due to less professional fees in 2016 as the Trust’s activities are winding down. For the three months ended March 31, 2016, net assets in liquidation increased by $43,993 and ended the period at $1,731,457 compared to the three months ended March 31, 2015 when net assets in liquidation decreased by $57,584 and ended the period at $323,436.

During the three month periods ended March 31, 2016 and March 31, 2015, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests. During the three month period ended March 31, 2016, the Trust deposited $1,222,722 into its main operating account which represents the net proceeds from converting and transferring RMB9,500,228 from the escrow account.

As of March 31, 2016, the Trust’s cash and cash equivalents and cash held in escrow totaled $2,101,017. At the same date, the Trust had payables and accrued liabilities of $205,663 and estimated costs to complete the liquidation of $285,171.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

6.	ShengdaTech Liquidating Trust v. Hansen, Barnett & Maxwell, P.C. (“Hansen”), Baker Tilly International Limited (“Baker Tilly”), KPMG International Cooperative (“KPMG Int’l”), and KPMG LLP (“KPMG”) (collectively, the “Auditor Defendants”) ..

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

On January 7, 2014, the Trust and the KPMG Parties engaged in mediation proceedings which resulted in the Settlement between the Trust and the KPMG Parties. As of February 28, 2014, the Trust and the KPMG Parties entered into the Settlement Agreement documenting the terms of the Settlement. Under the terms of the Settlement Agreement, KPMG HK would pay the Trust $2,750,000 in exchange for a release of the Trust’s claims against the KPMG Parties. The Settlement Agreement was subject to approval of the Nevada District Court under Rule 9019 of the Bankruptcy Code and the entry of the Bar Order consistent with the Nevada state bar order provisions.

On or around March 15, 2014, the parties filed the Joint Motion to approve the Settlement Agreement and enter the Bar Order. On May 22, 2014, the Court entered an order granting the Joint Motion, approving the Settlement, entering the Bar Order and dismissing the KPMG Parties. Pursuant to the terms of the Settlement, on or around June 9, 2014, KPMG HK paid the Liquidating Trust $2.75 million.

8.	ShengdaTech Liquidating Trust v. Chen, et al.

On August 20, 2013, the Trust, through its counsel Maupin, Cox & LeGoy, filed a complaint (the “Complaint”) against Andrew Chen, Xiangzhi Chen and Anhui Guo (collectively, the “Officer Defendants”) arising from certain actions or non-actions they took to the detriment of SDTH while serving as executive officers of SDTH. In the Complaint, the Trust asserts claims against the Officer Defendants for (i) breaches of their fiduciary duty, (ii) waste of corporate assets, (iii) conversion and (iv) unjust enrichment and seeks judgment for compensatory, general and special damages in an amount to be determined at trial and litigation costs, including attorneys’ fees. As part of the D&O Settlement, the Trust dismissed this litigation.

9.	In re ShengdaTech, Inc. Securities Litigation

On October 28, 2013, Plaintiffs Schaul and Yaw, through lead counsel Robbins Geller Rudman & Dowd L.L.P., filed their third amended putative class action complaint (the “Third Amended Complaint”) in the United States District Court for the Southern District of New York on behalf of all purchasers of the common stock of SDTH between May 6, 2008 and March 15, 2010, against (i) SDTH, (ii) certain of SDTH’s former officers and directors including Messrs. Mudd and Saidman (the “Independent Directors”), and (iii) SDTH’s former auditor, KPMG HK. The Third Amended Complaint arises out of alleged misrepresentations in SDTH’s SEC filings and other public statements made during the class period and asserts a claim against SDTH for the alleged violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereon. While Plaintiffs claim damages against the defendants in an amount to be determined at trial, Plaintiffs’ concede that any recovery against SDTH under the Plan is limited to available insurance coverage and proceeds.

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

On January 8, 2014, SDTH filed its Answer to the allegations raised against it in the Third Amended Complaint. In its Answer, SDTH denied all material allegations of wrongdoing against it and raised certain affirmative defenses.

On March 27, 2015, Plaintiffs and KPMG HK executed a Stipulation and Agreement of Settlement (the “Stipulation”) to resolve all claims between them that were or could have been raised in the litigation. Following a hearing on September 17, 2015, the Court finally approved the Stipulation and the settlement provided for therein. On September 25, 2015, the Court entered a final judgment and order of dismissal with prejudice against all Settling Parties. The Stipulation did not resolve Plaintiffs’ complaint against SDTH or its former officers or directors.

On July 10, 2015, SDTH and Plaintiffs informed the Court that the parties anticipated filing a notice of dismissal of this action as against SDTH once there was a final order finally adjudicating the Class 5 Proof of Claim. As a result, on July 13, 2015, the Court entered an order dismissing SDTH without prejudice, provided any application to restore SDTH as a defendant be made within thirty days. Plaintiffs made no application to restore SDTH as a defendant.

10.	Oaktree Capital Management L.P. et al. v. Ironshore Indemnity, Inc., et al.

Beginning in 2012, bondholders of SDTH initiated various individual lawsuits against former directors and officers of SDTH relating to their activities at SDTH. In October, 2014, Miller Investment Trust, plaintiffs in one such lawsuit, reached a settlement in principal with certain of the former directors and officers of SDTH which would have potentially impacted proceeds payable pursuant to (a) an insurance policy issued by Ironshore Indemnity, Inc. (the “Ironshore Policy”), and (b) an insurance policy issued by Federal Insurance Company (the “Federal Policy”).

On October 14, 2014, Oaktree Capital Management, L.P., on behalf of certain of its managed accounts; Oaktree (Lux.) Funds – Oaktree Convertible Bond Fund; Oaktree High Income Convertible Fund, L.P.; Oaktree High Income Convertible Fund II, L.P.; Oaktree Non-U.S. Convertible Fund, L.P.; Oaktree TT Multi-Strategy Fund, L.P.; OCM Global Convertible Securities Fund; OCM International Convertible Trust; OCM Non-U.S. Convertible Securities Fund; Lazard Asset Management LLC, on behalf of its managed accounts; HFR CA Lazard Rathmore Master Trust; AG OFCON LTD.; Zazove Associates LLC, on behalf of certain of its managed funds and accounts; CNH CA Master Account, L.P.; CNH Diversified Opportunities Master Account, L.P.; Advent Claymore Convertible Securities and Income Fund II; AQR Capital Management, LLC; AQR Convertible Opportunities Bond UCITS Fund; AQR Delta Master Account, L.P.; AQR Opportunistic Premium Offshore Fund L.P.; AQR Diversified Arbitrage Fund; and Delaware Public Employees’ Retirement System (the “Plaintiffs”) filed a declaratory judgment action as an adversary action in the Debtor’s bankruptcy case pending before the United States Bankruptcy Court for the District of Nevada against Ironshore Indemnity, Inc.; Federal Insurance Company, A. Carl Mudd, Sheldon B. Saidman, Miller Investment Trust, Jura Limited, and The Randi and Clifford Lane Foundation (the “Defendants”). Plaintiffs were among the bondholders who had previously initiated individual lawsuits against SDTH’s directors and officers relating to SDTH.

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

Plaintiffs filed a Motion for Preliminary Injunction (the “Injunction Motion”) in the case on October 15, 2014.

On November 12, 2014, the Trust filed a motion to intervene in the adversary action as a plaintiff and a joinder to the Injunction Motion. The Court granted the Trust’s motion to intervene and determined that the Trust had standing and was the proper party to pursue the adversary action.

On December 2, 2014, the Court entered a preliminary injunction order enjoining disbursements under the Federal or Ironshore Policies, which expired on February 12, 2015. In doing so, the Court found that the Trust had met the standards for a preliminary injunction, including that the Trust had a likely chance to succeed on the merits of the claim that the insurance proceeds were property of the Trust. Thereafter, the Court extended the preliminary injunction to and including March 16, 2015. By agreement of the parties, the Court thereafter extended the preliminary injunction to and including June 17, 2015.

In May 2015, the parties entered into a settlement agreement (the “D&O Settlement”) related to the Insurance Policies and certain litigation that was potentially covered by the Insurance Policies. Under the D&O Settlement, Federal and Ironshore agreed to pay a total of $7.9 million as follows: (a) $1 million to the Liquidating Trust for payment of Defense Costs and for settlement of any pending claims against SDTH’s former officers and directors (with any monies in excess of Defense Costs to be used to fund the ongoing administration of the Trust or paid to the holders of Allowed Class 4 Claims); (b) $2.4 million to the Miller Trust Plaintiffs; and (c) $4.5 million to the Oaktree Plaintiffs. In exchange for the payments, the Insurance Carriers, the Trust and the defendants in the Miller Trust and Oaktree litigations received complete releases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

101	Interactive Data File*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGDATECH LIQUIDATING TRUST

Dated: May 16, 2016	/s/ Michael Kang
	By:	Michael Kang
	Its:	Trustee (Principal Financial Officer and Principal Accounting Officer)

