Form 10-Q
period 2016-06-30
SHENGDATECH LIQUIDATING TRUST
filed 2016-08-15
CIK 1575574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2016
Beneficial Interests in the Trust Established Under the Liquidating Trust Agreement	16,300

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

June 30, 2016 and December 31, 2015

(Liquidation Basis)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$1,802,546	$496,547
Cash held in escrow	-	1,883,920
Professional retainers	100,275	121,275
Other Trust Assets	50,027	-
Total assets	1,952,848	2,501,742

Liabilities
Payables and accrued liabilities	56,125	100,673
Estimated costs to complete liquidation	139,750	713,605
Total liabilities	195,875	814,278

Net assets in liquidation	$1,756,973	$1,687,464

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING TRUST

STATEMENT OF LIQUIDATING ACTIVITIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

(Liquidation Basis)

	For the three months ended		For the six months ended
	June 30, 2016 (Unaudited)	June 30, 2015 (Unaudited)	June 30, 2016 (Unaudited)	June 30, 2015 (Unaudited)
(Decreases) Increases in net assets:
Amortization of professional retainers	$(21,000)	$-	$(21,000)	$-
Increase in Other Trust Assets	50,027	1,872,367	50,027	2,759,535
Administrative expenses and professional fees paid	(298,470)	(547,040)	(577,922)	(1,232,639)
(Increase) decrease in payables and accrued liabilities	149,538	(7,277)	44,548	94,252
Changes in estimated costs to complete liquidation	145,421	(592,255)	573,855	(952,937)
Increase (decrease) in net assets in liquidation	25,516	725,795	69,508	668,211

Net assets in liquidation - Beginning of the period	1,731,457	323,436	1,687,465	381,020

Net assets in liquidation – End of the period	$1,756,973	$1,049,231	$1,756,973	$1,049,231

See accompanying notes to financial statements

SHENGDATECH LIQUIDATING

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

BASIS OF PRESENTATION

The accompanying statement of net assets in liquidation at June 30, 2016, which has been derived from unaudited interim financial statements which have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three and six months ended June 30, 2016 are not necessarily indicative of the changes in net assets that may be expected for the full year.

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

CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash balances held in the United States are deposited in one operating account with a balance in excess of federally insured limits. The balance at June 30, 2016 was entirely held in cash.

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

ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

The estimated costs to complete liquidation and litigation represent the estimated cash costs of operating the Trust through September 30, 2016 when the Trustee expects the Trust to cease operations. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

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

2. CASH AND CASH EQUIVALENTS

As of June 30, 2016, the cash balance was $1,802,546. Of this balance, $1,736,753 was generally available cash held in the United States and $65,793 was held by Faith Bloom in accounts in the PRC over which Faith Bloom and the Trust have control. The cash balance the Trust maintains in the United States is in a single operating account and exceeds the federally insured limits.

3. CASH HELD IN ESCROW

Associated with the signing of the settlement agreement on August 27, 2015, the Trust’s counsel accepted money that it is holding in escrow. As of June 30, 2016, all amounts from the escrow account have been transferred to the Trust’s primary operating account in the United States.

4. PROFESSIONAL RETAINERS

The Trust has retained a number of professional services firms to assist with its duties and obligations. As of June 30, 2016, Alvarez & Marsal kept a retainer pursuant to its engagement letter totaling $100,275. This retainer will either be used to offset future professional fees and expenses or will be returned to the Trust.

5. OTHER TRUST ASSETS

The net assets of the Trust are carried at estimated fair values.

As of April 5, 2016, the Trust settled its pending case against Hansen, Barnett & Maxwell (“HBM”), one of ShengdaTech’s prior auditors, for an amount of $95 thousand of which the Trust received $50 thousand (net of associated expenses). The proceeds from the settlement were received on July 15, 2016 and as such are reflected as Other Trust Assets as of June 30, 2016.

Additionally, as of June30, 2016, the Trust continues to hold 100% of the equity in Faith Bloom. Faith Bloom, which is wholly owned, does not have operations and serves as a holding company and direct parent of the PRC Subsidiaries. While all of the PRC Subsidiaries but Shandong Bangsheng are believed to be operating entities manufacturing a specialty additive known as nano-precipitated calcium carbonate, the Trust does not have control over the PRC Subsidiaries.

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

6. PAYABLES AND ACCRUED LIABILITIES

The Trust had accounts payable and accrued liabilities of $56,125 at June 30, 2016 that consist primarily of incurred but unpaid professional fees and expenses.

7. ESTIMATED COSTS TO COMPLETE LIQUIDATION AND LITIGATION

As of June 30, 2016, the estimate of costs to complete the liquidation of the Trust Assets is $139,750 and such amount represents the estimated costs of operating the Trust through September 30, 2016 at which time the Trustee anticipates winding up the Trust’s activities. These costs, which include litigation costs, professional fees, and other related costs, are estimated based on various assumptions. Given that there is inherent uncertainty in the estimation process, actual results could be materially different.

8. DISTRIBUTIONS

The Trust has not made any distributions since its inception on October 17, 2012.

9. CASH RECEIPTS AND DISBURSEMENTS

On the Effective Date, the Trust received cash in the amount of $4,928,564 (which excludes monies held by Faith Bloom). On June 9, 2014, the Trust received $2,750,000 in proceeds related to the settlement with KPMG. On August 18, 2015, the Trust received $1,000,000 in proceeds related to the D&O Settlement. In addition, after signing a settlement agreement related to the sale of Faith Bloom’s equity interest in Shaanxi Haize on August 27, 2015, Faith Bloom received $2,333,507 from the buyer, representing the balance of the net sale proceeds received by Faith Bloom. As of June 30, 2016 all sale proceeds had been transferred from the escrow account to the Trust’s main operating account in the United States.

Conversely, between October 17, 2012 (inception) and June 30, 2016, the Trust paid out $8,533,799 to various Trust creditors, including $7,483,321 for Trust operating expenses and $1,050,478 for final fee applications of professionals retained in the Debtor’s Chapter 11 case and other opening Trust liabilities.

10. RELATED PARTY TRANSACTIONS

Alvarez & Marsal North American LLP (“A&M”) serves as financial advisor to the Trust. Michael Kang, the Liquidating Trustee, is a Managing Director at A&M. From Inception through June 30, 2016, A&M has been paid $1,522,817 and has applied $149,725 against the retainer it holds. As of June 30, 2016, A&M has estimated unpaid fees and expenses of $45,000 which is included in payables and accrued liabilities.

11. SUBSEQUENT EVENTS

On July 15, 2016, the Trust received net proceeds of $50,027 from the HBM settlement.

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

Discussion and Analysis

Reference is made to the Financial Statements of the Trust as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and the related notes thereto (the “Trust Financial Statements”), which are attached to this Quarterly Report on Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the Trust Financial Statements.

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

Results of Operations

Comparison of three months ended June 30, 2016 and 2015

For the three months ended June 30, 2016, the Trust paid expenses of $298,470 versus the payment of expenses of $547,040 during the three months ended June 30, 2015. The lower expenses are primarily due to less professional fees in 2016 as the Trust’s activities are winding down. For the three months ended June 30, 2016, net assets in liquidation increased by $25,516 and ended the period at $1,756,973 compared to the three months ended June 30, 2015 when net assets in liquidation increased by $725,795 and ended the period at $1,049,231.

During the three month periods ended June 30, 2016 and June 30, 2015, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests.

Comparison of six months ended June 30, 2016 and 2015

For the six months ended June 30, 2016, the Trust paid expenses of $577,922 versus the payment of expenses of $1,232,639 during the six months ended June 30, 2015. The lower expenses are primarily due to less professional fees in 2016 as the Trust’s activities are winding down. For the six months ended June 30, 2016, net assets in liquidation increased by $69,508 and ended the period at $1,756,973 compared to the six months ended June 30, 2015 when net assets in liquidation increased by $668,211 and ended the period at $1,049,231.

During the six month period ended June 30, 2016, the Trust made payments on costs to complete the liquidation and did not make any distributions to holders of Trust Interests.

As of June 30, 2016, the Trust’s cash and cash equivalents and cash held in escrow totaled $1,802,546. At the same date, the Trust had payables and accrued liabilities of $56,125 and estimated costs to complete the liquidation of $139,750.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition. We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Trust or that engages in leasing, hedging or research and development services with the Trust.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Trustee (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

As of April 5, 2016, the Trust and Hansen entered into a “Settlement and Release Agreement” (the “Settlement Agreement”) documenting the terms of a settlement between the Trust and Hansen. Under the provisions of the Settlement Agreement, Hansen agreed to pay the Trust $95,000 in exchange for a complete release of the Trust’s claims against the Hansen Related Parties. On or around July 8, 2016, Hansen paid the Trust and as a result the Trust has no remaining claims against Hansen.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

2.2	First Amended Disclosure Statement for the First Amended Chapter 11 Plan of Reorganization (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

4.1	Liquidating Trust Agreement, dated as of October 17, 2012 (incorporated by reference to our Registration Statement on Form 10 filed on April 30, 2013).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

101.1	Interactive Data File*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHENGDATECH LIQUIDATING TRUST

Date: August 15, 2016	/s/ Michael Kang
By: Michael Kang
Its: Trustee (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

